Form 10-Q
period 2019-03-31
BioNexus Gene Lab Coporation
filed 2019-05-15
CIK 1737523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 333-229399

BIONEXUS GENE LAB CORP

(Exact name of registrant as specified in its charter)

Wyoming	35-2604830
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Level 8, Tower 8, Avenue 5, The Horizon Bangar South No. 8 Jalan Kerinchi Kuala Lumpur, Malaysia	59200
(Address of Principal Executive Offices)	(Zip Code)

+60 1221-26512

(Registrant’s telephone number, including area code)

n/a	n/a

(Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of  “large accelerated filer, ” “ accelerated filer, ” "non-accelerated filer ,"  “ smaller reporting company, ” and “ emerging growth company ” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐

Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Securities registered pursuant to Section 12(b) of the Act: None

As of May 6, 2019, there were 74,627,558  shares of common stock, no par value, outstanding.

 PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2019 AND DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”))

	As of
	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and bank balances	597,463	659,235
Fixed deposits placed with financial institutions	615,491	601,004
Other receivables and deposits	26,784	22,814
Inventories	$10,050	$15,301

Total current assets	1,249,788	1,298,354

NON-CURRENT ASSETS
Plant and equipment, net	345,122	341,805
Other investment	12,250	12,080

TOTAL ASSETS	$1,607,160	$1,652,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	12,212	11,149
Current portion of obligation under finance lease	19,632	19,128
Tax payables	34,338	32,616

Total current liabilities	66,182	62,893

NON-CURRENT LIABILITIES
Non-current portion of obligation under finance lease	58,825	62,935
Deferred tax liabilities	4,549	4,485

TOTAL LIABILITIES	$129,556	$130,313

STOCKHOLDERS’ EQUITY
Issued capital,74,627,558 outstanding as of March 31, 2019	6,647,636	6,647,636
Additional paid in capital	(5,011,891)	(5,011,891)
Accumulated losses	(148,309)	(86,842)
Other comprehensive income/(expense)	(9,832)	(26,977)

TOTAL STOCKHOLDERS’ EQUITY	1,477,604	1,521,926

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,607,160	$1,652,239

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

		Three months ended
		March 31,
	2019	2018

REVENUE		$28,088	$-

COST OF REVENUE		(18,822)	(12,530)

GROSS PROFIT		9,266	(12,530)

OTHER INCOME		7,020	266,979

OPERATING EXPENSES
General and administrative		(76,489)	(36,588)

(LOSS) PROFIT FROM OPERATIONS		(60,203)	271,861

Income tax expense		(1,264)	-

NET (LOSS) PROFIT		$(61,467)	271,861

Other comprehensive income:
Foreign currency translation gain		17,145	1,753

COMPREHENSIVE (LOSS) PROFIT		(44,502)	273,614

Net loss per share - Basic and diluted		0	0

Weighted average number of common shares outstanding – Basic and diluted		74,627,558	50,987,558

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AS OF MARCH 31, 2019
(Amount expressed in United States Dollars (“US$))

	Common stock		Additional paid up share capital		Accumulated other comprehensive income/(expense)

				Accumulated		Total Equity
	Number of shares	Share capital		losses
Balance as of March 31, 2019
	74,627,558	$6,647,636	$(5,011,891)	(86,842)	(26,977)	1,521,926
Net loss for the period	-	-	-	(61,467)	-	(61,467)

Foreign currency translation gain	-	-	-	-	17,145	17,145
Balance as of March 31, 2019	74,627,558	6,647,636	(5,011,891)	(148,309)	(9,832)	1,477,604

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended
	March 31,
	2019		2018
Cash flows from operating activities:
Net (loss) profit		$(61,467)	$271,861

Adjustments to reconcile net profit/(loss) to net cash generated from/(used in) operating activities:
Depreciation of property, plant and equipment		10,562	10,519
Operating (loss) profit before working capital changes		(50,905)	282,380

Changes in operating assets and liabilities:
Inventories		5,251	(9,423)
Other receivables and deposits		(3,970)	114,144
Trade and other payables		1,063	(1,060,662)
Cash used in operating activities		(48,561)	(673,561)

Cash flows from investing activities:
Acquisition in other investment		-	(12,944)
Purchase of plant and equipment		(14,631)	(17,190)
Net cash used in investing activities		(14,631)	(30,134)

Cash flows from financing activities:
Repayment of finance lease		(3,606)	-
Advances from Directors		-	1,307
Shares subscriptions		-	1,115,374
Net cash (used in) generated from financing activities		(3,606)	1,116,681

Foreign currency translation adjustment		19,513	(27,589)
NET CHANGE IN CASH AND CASH EQUIVALENTS		(47,285)	385,397

CASH AND CASH EQUIVALENTS,		1,260,239	839,145
BEGINNING OF FINANCIAL YEAR

CASH AND CASH EQUIVALENTS,	$		1,224,542
END OF FINANCIAL YEAR		1,212,954

CASH AND CASH EQUIVALENTS INFORMATION:
Fixed deposits placed with financial institutions		$615,491	$108,203
Cash at bank		597,463	1,116,339
Cash and cash equivalents, end of financial year		1,212,954	1,224,542

Supplementary cash flow information:
Interest paid		$(921)	$(1,211)
Income taxes refund/(paid)		-	-

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

 NOTE 1 - BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

In the opinion of management, the consolidated balance sheet as of March 31, 2019 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2019 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form S1 for the fiscal year ended December 31, 2018.

NOTE 2 - ORGANIZATION AND BUSINESS BACKGROUND

BioNexus Gene Lab Corp was incorporated in the State of Wyoming on May 12, 2017. On August 23, 2017, the Company acquired all of the outstanding capital stock of BGS Lab Sdn. Bhd., a Malaysian corporation (“Subsidiary”). The Subsidiary was incorporated in Malaysia on April 7, 2015 which it then subsequently changed its name to Bionexus Gene Lab Sdn. Bhd.

The principal office address is Level 8, Tower 8, Avenue 5, The Horizon, No. 8 Jalan Kerinchi, Bangsar South, 59200 Kuala Lumpur, Malaysia, our lab is located at Lab 353, Chemical Science Centre, University Science Malaysia, George Town, Penang, Malaysia. We also have a blood collection center located at 1st floor, Lifecare Medical Centre, Kuala Lumpur, Malaysia.

The corporate structure is depicted below:

BioNexus Gene Lab Corp. a Wyoming company
100% owned
Bionexus Gene Lab Sdn. Bhd a Malaysian company

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

·	Basis of presentation

The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

·	Basis of consolidation

The condensed consolidated financial statements include the accounts of Bionexus Gene Lab Corp. and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

·	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

·	Cash and cash equivalents

Cash and cash equivalents represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

·	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis to write off the cost over the following expected useful lives of the assets concerned. The principal annual rates used are as follows:

Categories	Principal Annual Rates/Expected Useful Life
Furniture & fittings	10%
Motor vehicle	10%
Lab Equipment	10%
Office equipment	20%

Fully depreciated plant and equipment are retained in the financial statements until they are no longer in use.

·	Trade receivables

Trade receivables are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Trade balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

·	Inventories

Inventories consisting of products available for sell, are stated at the lower of cost or market value. Cost of inventory is determined using the first-in, first-out (FIFO) method. Inventory reserve is recorded to write down the cost of inventory to the estimated market value due to slow-moving merchandise and damaged goods, which is dependent upon factors such as historical and forecasted consumer demand, and promotional environment. The Company takes ownership, risks and rewards of the products purchased. Write downs are recorded in cost of revenues in the Condensed Statements of Operations and Comprehensive Income.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

·	Impairment of long-lived assets

Long-lived assets primarily include goodwill, intangible assets and property, plant and equipment. In accordance with the provision of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each fiscal year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the lowest level group. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the years presented.

·	Finance lease

Leases that transfer substantially all the rewards and risks of ownership to the lessee, other than legal title, are accounted for as finance leases. Substantially all of the risks or benefits of ownership are deemed to have been transferred if any one of the four criteria is met: (i) transfer of ownership to the lessee at the end of the lease term, (ii) the lease containing a bargain purchase option, (iii) the lease term exceeding 75% of the estimated economic life of the leased asset, (iv) the present value of the minimum lease payments exceeding 90% of the fair value. At the inception of a finance lease, the Company as the lessee records an asset and an obligation at an amount equal to the present value of the minimum lease payments. The leased asset is amortized over the shorter of the lease term or its estimated useful life if title does not transfer to the Company, while the leased asset is depreciated in accordance with the Company’s depreciation policy if the title is to eventually transfer to the Company. The periodic rent payments made during the lease term are allocated between a reduction in the obligation and interest element using the effective interest method in accordance with the provisions of ASC Topic 835-30, “Imputation of Interest”.

·	Revenue recognition

Revenue recognized when it is probable that the economic benefits associated with the transaction will flow to the enterprise and the amount of the revenue can be measured reliably. Revenue is measured at the fair value of consideration received or receivable.

a.	Sales of goods or rendering of services

An entity shall recognize revenue associated with the transaction by reference to the stage of completion of the transaction at the end of the reporting period. The outcome of a transaction can be estimated reliably when all the following conditions are satisfied: -

i.	The amount of revenue can be measured reliably;

ii.	It is probable that the economic benefits associated with the transaction will flow to the entity;

iii.	The stage of completion of the transaction at the end of the reporting period can be measured reliably; and

iv.	The costs incurred for the transaction and the costs to complete the transaction can be measured reliably.

b.	Interest income

Interest is recognized on receipt basis.

·	Cost of revenues

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Cost of revenue includes the purchase cost of retail goods for re-sale to customers and packing materials (such as boxes). It excludes purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs of distribution network in cost of revenues.

·	Shipping and handling fees

Shipping and handling fees, if billed to customers, are included in revenue. Shipping ang handling fees associated with inbound and outbound freight are expensed as incurred and included in selling and distribution expenses.

·	Comprehensive income

ASC Topic 220, “Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying statements of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation and cumulative net change in the fair value of available-for-sale investments held at the balance sheet date. This comprehensive income is not included in the computation of income tax expense or benefit.

·	Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclosed in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The Company conducts major businesses in Malaysia and is subject to tax in their own jurisdictions. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

·	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260 “Earnings per share”. Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

·	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The functional currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company maintains its books and record in a local currency, Malaysian Ringgit (“MYR” or “RM”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	March 31,2019	December 31, 2018
Year-end US$1 : MYR exchange rate	4.0816	4.1391

	January 1,2019 to March 31, 2019	January 1,2018 to March 31, 2018

3 months average US$1 : MYR exchange rate	4.0800	3.8941

·	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

·	Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, trade receivable, deposits and other receivables, amount due to related parties and other payables approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Level 1 : Observable inputs such as quoted prices in active markets;

	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

As of March 31, 2019, and December 31, 2018, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 4 - SHAREHOLDERS’ EQUITY

As at March 31, 2019, the Company had 74,627,558 shares of common stock issued and outstanding.

NOTE 5 - PLANT AND EQUIPMENT

 Plant and equipment consisted of the following:

Depreciation expense for the three months’ period ended March 31, 2019 and 2018 were $10,562 and $10,519, respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 6 – Finance lease

The Company purchased motor vehicles under a finance lease agreement, with principal and interest payable monthly. The obligation under the finance lease is as follows:

 NOTE 7 - INCOME TAXES

Provision for income taxes consisted of the following:

United States of America

The Company is registered in the State of Wyoming and is subject to the tax laws of the United States of America.

Malaysia

Bionexus Gens Lab Sdn Bhd are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 18% to 24% on its assessable income.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2019 up through May 2, 2019 of these consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 Forward-Looking Statements

 Certain statements made in this quarterly report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the registrant or any other person that the objectives and plans of the registrant will be achieved.

Substantial risks exist with respect to an investment in the Company. These risks include but are not limited to, those factors discussed in our Amendment No. 2 to Form S-1 Registration Statement (as amended), filed with the Securities and Exchange Commission (“Commission”) on March 27, 2019. More broadly, these factors include, but are not limited to:

●	We have limited operating history and limited business growth;

●	The efficacy of our blood screening process;

●	We may face product liability claims and we have no insurance to cover such claims; and

●	There are risks associated with our business operations in Malaysia, including enforcing judgements against our operating subsidiary and management.

Description of Business

We are an emerging molecular diagnostics company focused on the application of functional genomics to enable early diagnosis and personalized health management. We were incorporated in the State of Wyoming on May 12, 2017. On August 23, 2017, we acquired all of the outstanding capital stock of BioNexus Gene Lab Sdn Bhd., a Malaysian corporation (“Subsidiary”). The Subsidiary was incorporated in Malaysia on April 7, 2015. The Subsidiary owns algorithm software, technology and know how related to the detection of common diseases through blood analysis which we use in our business.

Our principal office address is Level 8, Tower 8, Avenue 5, The Horizon, No. 8 Jalan Kerinchi, Bangsar South, 59200 Kuala Lumpur, Malaysia, our lab is located at Lab 353, Chemical Science Centre, University Science Malaysia, George Town, Penang, Malaysia. We also have a blood collection center located at 1st floor, Lifecare Medical Centre, Kuala Lumpur, Malaysia.  Our telephone number is (+60) 122126512 and currently, we do not have a web-site.

We commenced operations in Malaysia in July 2017. Our corporate structure is depicted below:

BioNexus Gene Lab Corp. a Wyoming company
100% owned
Bionexus Gene Lab Sdn. Bhd a Malaysian company

Results of Operations

The following table sets forth key selected financial data for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
	2019	2018

REVENUE	$28,088	$-
COST OF REVENUE	(18,822)	(12,530)
GROSS PROFIT	9,266	(12,530)

OTHER INCOME	7,020	266,979

OPERATING EXPENSES
General and administrative	(76,489)	(36,588)

(LOSS) PROFIT FROM OPERATIONS	(60,203)	271,861
Income tax expense July	(1,264)	-

NET (LOSS) PROFIT	$(61,467)	271,861
Other comprehensive income:
Foreign currency translation gain	17,145	1,753
COMPREHENSIVE (LOSS) PROFIT	(44,502)	273,614

Revenues. For the quarterly period ended March 31, 2019, we had revenues of $28,088 as compared to revenues of nil for the quarterly period ended March 31, 2019. The Company began its operations in July 2017 and did not actually commence product sales until July 2018.

Cost of revenues. For the quarterly period ended March 31, 2019, we had cost of revenues of $18,822, as compared to cost of revenues of $12,530 for the quarterly period ended March 31, 2018, an increase of approximately 138%. The increase for the current quarterly period reflects the increase in costs attributable to its increased revenues and includes the purchase of additional laboratory consumables, such as reagent kits and paxgene tubes, in advance of future sales.

Other Income. For the quarterly period ended March 31, 2019, we had other income of $7,020, as compared $266,979 for the quarterly period ended March 31, 2018, a substantial reduction from the prior quarterly period. On February 14, 2018, we obtained a waiver from Dr. Liew, our largest shareholder, whereby he waived all amounts due him in connection with his transfer of equipment and consumable stock to the Subsidiary which occurred in June 2017.  The amount due Dr. Liew was the stated amount of $266,979 (currency adjusted).

Operating Expenses. For the quarterly period ended March 31, 2019, we had operating expenses of $76,489, as compared to operating expenses of $36,588 for the quarterly period ended March 31, 2018, an increase of approximately 109%. Operating expenses consists of general and administrative expenses which includes depreciation of fixed assets, employee compensation and benefits, professional fees and marketing and travel expenses. The increase for the current quarterly period reflects costs attributable to office renovations and furniture and fixtures purchases which occurred during the current quarter, along with increased depreciation and higher professional fees for the current quarter.

Profit/(loss) from operations.  We had a loss from operations of $60,203 quarterly period ended March 31, 2019 compared with income from operations of $271,861 for the quarterly period ended March 31, 2018 for the reasons discussed above.

Income tax expense. For the quarterly period ended March 31, 2019, we had income tax expense of $1,264 for the period. During quarterly period ended March 31, 2018, we had no income tax expense due our lack of revenues. The corporate tax rate in Malaysia ranges from 18% to 24% on its assessable income.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, we had working capital of $1,183,606 compared with working capital of $1,235,461 as of December 31, 2018. The slight decrease in working capital as of March 31, 2019 from December 31, 2018 is due principally to the reduction in cash used in our operations.

Our primary uses of cash have been for operations.  The main sources of cash have been from operational revenues and the private placement of our common stock. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•

Addition of administrative and marketing personnel as the business grows,

•

Development of a Company website,

•

Increases in advertising and marketing in order to attempt to generate more revenues, and

•

The cost of being a public company.

The Company believes that cash flow from operations together will be sufficient to sustain its current level of operations for at least the next 12 months of operations.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net Cash Used in Operating Activities	$(48,561)	$(673,561)
Net Cash Used in Investing Activities	(14,631)	(30,134)
Net Cash Provided in Financing Activities	(3,606)	1,116,681
Net Change in Cash and Cash Equivalents	$(47,285)	$385,397

Operating Activities

During the three months ended March 31, 2019, the Company incurred a net loss of $61,467 which, after adjusting for depreciation, an increase in inventories, a reduction in receivables and deposits, an increase in trade payables, resulted in net cash of $48,561 being used in operating activities during the period. By comparison, during the three months ended March 31, 2018, the Company had a net profit of $282,380 which, after adjusting for depreciation, an decrease in inventories, an increase in receivables and deposits, a substantial reduction in trade payables, resulted in net cash of $673,561 being used in operating activities during the period.

Investing Activities

During the three months ended March 31, 2019, the Company had plant and equipment purchases resulting in net cash used in investment activities of $14,631. During the three months ended March 31, 2018, the Company had plant and equipment purchases resulting in net cash used in investment activities of $30,134. The increase is due to replacing old equipment and computers in the first quarter of 2019.

Financing Activities

During the three months ended March 31, 2019, the Company a repayment of a finance lease resulting in net cash used in financing activities of $3,606. By comparison, during the three months ended March 31, 2018, the Company received advances from directors and subscriptions from private placements resulting in cash generated from financing activities of $1,116,681.

Summary of Significant Accounting Policies.

·	Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

·	Basis of consolidation

The condensed consolidated financial statements include the accounts of Bionexus Gene Lab Corp. and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

·	Use of estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

·	Cash and cash equivalents

Cash and cash equivalents represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

·	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis to write off the cost over the following expected useful lives of the assets concerned. The principal annual rates used are as follows:

Categories	Principal Annual Rates/Expected Useful Life
Furniture & fittings	10%
Lab Equipment	10%
Office equipment	20%

Fully depreciated plant and equipment are retained in the financial statements until they are no longer in use.

·	Trade receivables

Trade receivables are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Trade balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

·	Inventories

Inventories consisting of products available for sell, are stated at the lower of cost or market value. Cost of inventory is determined using the first-in, first-out (FIFO) method. Inventory reserve is recorded to write down the cost of inventory to the estimated market value due to slow-moving merchandise and damaged goods, which is dependent upon factors such as historical and forecasted consumer demand, and promotional environment. The Company takes ownership, risks and rewards of the products purchased. Write downs are recorded in cost of revenues in the Condensed Statements of Operations and Comprehensive Income.

·	Impairment of long-lived assets

Long-lived assets primarily include goodwill, intangible assets and property, plant and equipment. In accordance with the provision of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each fiscal year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the lowest level group. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the years presented.

·	Finance lease

Leases that transfer substantially all the rewards and risks of ownership to the lessee, other than legal title, are accounted for as finance leases. Substantially all of the risks or benefits of ownership are deemed to have been transferred if any one of the four criteria is met: (i) transfer of ownership to the lessee at the end of the lease term, (ii) the lease containing a bargain purchase option, (iii) the lease term exceeding 75% of the estimated economic life of the leased asset, (iv) the present value of the minimum lease payments exceeding 90% of the fair value. At the inception of a finance lease, the Company as the lessee records an asset and an obligation at an amount equal to the present value of the minimum lease payments. The leased asset is amortized over the shorter of the lease term or its estimated useful life if title does not transfer to the Company, while the leased asset is depreciated in accordance with the Company’s depreciation policy if the title is to eventually transfer to the Company. The periodic rent payments made during the lease term are allocated between a reduction in the obligation and interest element using the effective interest method in accordance with the provisions of ASC Topic 835-30, “Imputation of Interest”.

·	Revenue recognition

Revenue recognized when it is probable that the economic benefits associated with the transaction will flow to the enterprise and the amount of the revenue can be measured reliably. Revenue is measured at the fair value of consideration received or receivable.

a.	Sales of goods or rendering of services

An entity shall recognize revenue associated with the transaction by reference to the stage of completion of the transaction at the end of the reporting period. The outcome of a transaction can be estimated reliably when all the following conditions are satisfied: -

i.	The amount of revenue can be measured reliably;

ii.	It is probable that the economic benefits associated with the transaction will flow to the entity;

iii.	The stage of completion of the transaction at the end of the reporting period can be measured reliably; and

	iv.	The costs incurred for the transaction and the costs to complete the transaction can be measured reliably.
b.	Interest income

Interest is recognized on receipt basis.

·	Cost of revenues

Cost of revenue includes the purchase cost of retail goods for re-sale to customers and packing materials (such as boxes). It excludes purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs of distribution network in cost of revenues.

·	Shipping and handling fees

Shipping and handling fees, if billed to customers, are included in revenue. Shipping ang handling fees associated with inbound and outbound freight are expensed as incurred and included in selling and distribution expenses.

·	Comprehensive income

ASC Topic 220, “Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying statements of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation and cumulative net change in the fair value of available-for-sale investments held at the balance sheet date. This comprehensive income is not included in the computation of income tax expense or benefit.

·	Income tax expense

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclosed in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The Company conducts major businesses in Malaysia and is subject to tax in their own jurisdictions. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

·	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260 “Earnings per share”. Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

·	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The functional currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company maintains its books and record in a local currency, Malaysian Ringgit (“MYR” or “RM”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	March 31, 2019	December 31, 2018
Year-end US$1 : MYR exchange rate	4.0816	4.1391

	January 1,2019 to March 31, 2019	January 1,2018 to March 31, 2018

3 months average US$1: MYR exchange rate	4.0800	3.8941

·	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

·	Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, trade receivable, deposits and other receivables, amount due to related parties and other payables approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

	Level 1: Observable inputs such as quoted prices in active markets;

	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

As of March 31, 2019, and December 31, 2018, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

·	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of March 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

 Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

i)	Pertain to the maintenance of records that is in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

ii)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorizations of management and the board of directors; and

iii)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following material deficiencies:

i)	We were unable to maintain segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director.

ii)

Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

While these control deficiencies did not result in any audit adjustments to our 2019 or 2018 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible, given our limited resources, our goal is, upon consummation of a merger with a private operating company, to separate the responsibilities of principal executive officer and principal financial officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

This quarterly report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2019, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*	Filed herewith.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIONEXUS GENE LAB CORPORATION

/s/ Chan Chong Wong

Chan Chong Wong

Chief Executive Officer and Director

(Principal Executive Officer)

/s/ Wei Li Leong

Wei Li Leong

Chief Financial Officer

(Principal Financial and Accounting Officer)

May 15, 2019