Form 10-Q
period 2019-06-30
BioNexus Gene Lab Coporation
filed 2019-08-09
CIK 1737523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None

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

Large accelerated filer ☐Accelerated filer ☐

Non-accelerated filer ☐Smaller reporting company ☒

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

As of August __, 2019, there were 74,627,558  shares of common stock, no par value, outstanding.

 PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF June 30, 2019 AND DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”))

	As of
	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and bank balances	528,248	659,235
Fixed deposits placed with financial institutions	612,139	601,004
Other receivables and deposits	24,451	22,814
Inventories	$5,940	$15,301

Total current assets	1,170,778	1,298,354

NON-CURRENT ASSETS
Plant and equipment, net	330,055	341,805
Other investment	12,070	12,080

TOTAL ASSETS	$1,512,903	$1,652,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	10,687	11,149
Current portion of obligation under finance lease	19,498	19,128
Tax payables	33,983	32,616

Total current liabilities	64,168	62,893

NON-CURRENT LIABILITIES
Non-current portion of obligation under finance lease	54,647	62,935
Deferred tax liabilities	4,482	4,485

TOTAL LIABILITIES	$123,297	$130,313

STOCKHOLDERS’ EQUITY
Common stock, no par value, 300,000,000 shares authorized and 74,627,558 shares outstanding and Preferred stock, no par value, 30,000,000 shares authorized and no shares outstanding, as of June 30, 2019 and December 31, 2018, respectively	6,647,636	6,647,636
Additional paid in capital	(5,011,891)	(5,011,891)
Accumulated losses	(218,707)	(86,842)
Other comprehensive income	(27,432)	(26,977)

TOTAL STOCKHOLDERS’ EQUITY	1,389,606	1,521,926

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,512,903	$1,652,239

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Currency expressed in United States Dollars (“US$”)) (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018

REVENUE	$21,645	$111,296	$49,733	$111,296

COST OF REVENUE	(17,020)	(85,646)	(35,842)	(98,176)

GROSS PROFIT	4,625	25,650	13,891	13,120

OTHER INCOME	7,380	2,772	14,399	269,751

OPERATING EXPENSES
General and administrative	(81,224)	(67,894)	(157,712)	(104,483)

(LOSS) PROFIT FROM OPERATIONS	(69,219)	(39,472)	(129,422)	178,388

Income tax expense	(1,179)	-	(2,443)	-

NET (LOSS) PROFIT	$(70,398)	$(39,472)	$(131,865)	$178,388

Other comprehensive income:
Foreign currency translation gain	(2,018)	(14,444)	(455)	(12,691)

COMPREHENSIVE (LOSS) PROFIT	(72,416))	(53,916)	(132,320)	165,697

Net loss per share - Basic and diluted	0	0	0	0

Weighted average number of common shares outstanding – Basic and diluted	74,627,558	67,377,588	74,627,558	67,377,588

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AS OF JUNE 30, 2019
(Amount expressed in United States Dollars (“US$))

	Common stock		Additional paid up share capital		Accumulated other comprehensive expense

				Accumulated		Total Equity
	Number of shares	Share capital		losses
Balance as of December 31, 2018
	74,627,558	$6,647,636	$(5,011,891)	(86,842)	(26,977)	1,521,926

Net loss for the period	-	-	-	(131,865)	-	(131,865)

Foreign currency translation gain	-	-	-	-	(455)	(455)
Balance as of June 30, 2019	74,627,558	$6,647,636	$(5,011,891)	(218,707)	(27,432)	1,389,606

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended
	June 30,
	2019		2018
Cash flows from operating activities:
Net (loss) profit		$(131,865)	$178,388

Adjustments to reconcile net profit/(loss) to net cash generated from/(used in) operating activities:
Depreciation of property, plant and equipment		20,954	20,803
Operating (loss) profit before working capital changes		(110,911)	199,191

Changes in operating assets and liabilities:
Inventories		9,360	8,379
Other receivables and deposits		(1,637)	114,402
Trade and other payables		1,692	(1,016,366)
Cash used in operating activities		(101,496)	(694,394)

Cash flows from investing activities:
Acquisition in other investment		-	(12,380)
Purchase of plant and equipment		(9,204)	(24,477)
Net cash used in investing activities		(9,204)	(36,857)

Cash flows from financing activities:
Repayment of finance lease		(7,919)	-
Advances from Directors		(782)	4,775
Shares subscriptions		-	1,233,374
Net cash (used in) generated from financing activities		(8,701)	1,238,149

Foreign currency translation adjustment		(451)	(12,704)
NET CHANGE IN CASH AND CASH EQUIVALENTS		(119,852)	494,194

CASH AND CASH EQUIVALENTS,		1,260,239	839,145
BEGINNING OF FINANCIAL YEAR

CASH AND CASH EQUIVALENTS,	$		$1,333,339
END OF FINANCIAL YEAR		1,140,387

CASH AND CASH EQUIVALENTS INFORMATION:
Fixed deposits placed with financial institutions		$612,139	$603,707
Cash at bank		528,248	729,632
Cash and cash equivalents, end of financial year		1,140,387	1,333,339

Supplementary cash flow information:
Interest paid		$(1,491)	$(1,964)
Income taxes refund/(paid)		(1,035)	-

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

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

The principal office address is 10-2 Tower B, Vertical Business Suite, No. 8 Jalan Kerinchi, Bangsar South, 59200 Kuala Lumpur, Malaysia, our lab is located at Lab 353, Chemical Science Centre, University Science Malaysia, George Town, Penang, Malaysia. We also have a blood collection center located at 1st floor, Lifecare Medical Centre, Kuala Lumpur, Malaysia.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

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

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis to write off the cost over the following expected useful lives of the assets concerned. The principal annual rates used are as follows:

Categories	Principal Annual Rates/Expected Useful Life
Furniture & fittings	10%
Computer and software	33%
Motor vehicle	10%
Lab Equipment	10%
Office equipment	20%
Renovation	20%

Fully depreciated plant and equipment are retained in the financial statements until they are no longer in use.

·	Trade receivables

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

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

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	June 30, 2019	December 31, 2018
Year-end US$1 : MYR exchange rate	4.1420	4.1391

	January 1, 2019 to June 30, 2019	January 1, 2018 to June 30, 2018

6 months average US$1 : MYR exchange rate	4.1193	3.9364

·	Related parties

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

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

•	Level 1 : Observable inputs such as quoted prices in active markets;

•	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

As of June 30, 2019, and December 31, 2018, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 4 - SHAREHOLDERS’ EQUITY

As at June 30, 2019, the Company had 74,627,558 shares of common stock issued and outstanding.

NOTE 5 - PLANT AND EQUIPMENT

 Plant and equipment consisted of the following:

	As of
	June 30, 2019	December 31, 2018

Furniture and fittings	$5,617	$379
Computer and software	1,372	-
Motor vehicle	112,344	112,344
Lab equipment	281,651	281,651
Office equipment	1,091	1,130
Renovation	2,916	-
	404,991	395,504
(Less): Accumulated depreciation	(77,459)	(56,466)
Add: Foreign translation differences	2,523	2,767
Plant and equipment, net	$330,055	$341,805

Depreciation expense for the six months’ period ended June 30, 2019 and 2018 were $20,954 and $20,803, respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 6 – Finance lease

The Company purchased motor vehicles under a finance lease agreement, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	As of
	June 30, 2019	December 31, 2018

Finance lease	$80,230	$89,634
Less: interest expense	(6,085)	(7,571)

Net present value of finance lease	$74,145	$82,063

Current portion	$19,498	$19,128
Non-current portion	54,647	62,935

Total	$74,145	$82,063

 NOTE 7 - INCOME TAXES

Provision for income taxes consisted of the following:

United States of America

The Company is registered in the State of Wyoming and is subject to the tax laws of the United States of America.

Malaysia

Bionexus Gens Lab Sdn Bhd are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 18% to 24% on its assessable income.

	As of
	June 30, 2019	December 31, 2018

Income tax liabilities:
Local	$-	$-
Foreign, representing:
Malaysia	33,983	32,616
Income tax liabilities	33,983	32,616

Deferred tax liabilities:

Plant and equipment
Local	$-	$-
Foreign, representing:
Malaysia	4,482	4,485
Deferred tax liabilities	4,482	4,485
Total	38,465	37,101

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2019 up through July 24, 2019 of these consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Our principal office address is 10-2, Tower B, Vertical Business Suite, No. 8 Jalan Kerinchi, Bangsar South, 59200 Kuala Lumpur, Malaysia, our lab is located at Lab 353, Chemical Science Centre, University Science Malaysia, George Town, Penang, Malaysia. We also have a blood collection center located at 1st floor, Lifecare Medical Centre, Kuala Lumpur, Malaysia.  Our telephone number is (+60) 122126512 and currently, we do not have a web-site.

We commenced operations in Malaysia in July 2017. Our corporate structure is depicted below:

BioNexus Gene Lab Corp. a Wyoming company
100% owned
Bionexus Gene Lab Sdn. Bhd a Malaysian company

Results of Operations

The following table sets forth key selected financial data for the three and six months ended June 30, 2019 and 2018.

Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018.

	Three months ended June 30,
	2019	2018

REVENUE	$21,645	$111,296
COST OF REVENUE	(17,020)	(85,646)
GROSS PROFIT	4,625	25,650

OTHER INCOME	7,380	2,772

OPERATING EXPENSES
General and administrative	(81,224)	(67,894)

(LOSS) PROFIT FROM OPERATIONS	(69,219)	(39,472)
Income tax expense	(1,179)

NET (LOSS) PROFIT	$(70,398)	$(39,472)
Other comprehensive income:
Foreign currency translation gain	(2,018)	(14,444)
COMPREHENSIVE (LOSS) PROFIT	(72,416)	(53,916)

Revenues. For the quarterly period ended June 30, 2019, we had revenues of $21,645 as compared to revenues of $111,296 for the quarterly period ended June 30, 2018, a decrease of approximately 81%. The decrease in revenues for the current quarter was due to the concentration on our efforts in preparing our scientific inventions, research publications, interviews by media and highlighting national health issues and cost materials for various governmental agencies, including the Malaysian Central Bank, the Ministry of Health and the Malaysian National Heart Institute. The Company is currently finalizing with Malaysian National Heart Institute on the collection of blood samples from patients who have heart attack. RNA would be extracted from the blood samples for analysis relating to acute myocardial infarctions. The Company is hopeful to reach an agreement this August with the Malaysian National Heart Institute to RNA gene expression profile for acute myocardial infarctions. However, the Company cannot predict if it will be successful in reaching an agreement with these governmental agencies or whether such agreement, if reached, will  result in profitable operations for the Company.

Cost of revenues. For the quarterly period ended June 30, 2019, we had cost of revenues of $17,020, as compared to cost of revenues of $85,646 for the quarterly period ended June 30, 2018, a decrease of approximately 80%. The decrease reflected the decrease in revenues for the current period. The gross profit for this three-month period ended June 30, 2019 was $4,625 with gross profit margin of 21% as compared to the gross profit of $25,650 with a gross margin of 23% for the previous period ended June 30, 2018. The slightly lower gross margins for current period was due to expenses incurred in testing on new chips that we bought, if these chips produced the same result as the existing chips that we are using, the replacement of the existing chips would drive down cost of revenue by 20%.

Other Income. For the quarterly period ended June 30, 2019, we had other income of $7,380, as compared $2,772 for the quarterly period ended June 30, 2018, an increase of approximately 62% from bank interest income

Operating Expenses. For the quarterly period ended June 30, 2019, we had operating expenses of $81,224, as compared to operating expenses of $67,894 for the quarterly period ended June 30, 2019, an increase of approximately 16.4%. Operating expenses consists of general and administrative expenses which includes depreciation of fixed assets, employee compensation and benefits, professional fees and marketing and travel expenses. The increase for the current quarterly period reflects costs attributable to office renovations and furniture and fixtures purchases which occurred during the current quarter, along with increased depreciation and higher professional fees for the current quarter.

Profit/(loss) from operations.  We had a loss from operations of $69,219 quarterly period ended June 30, 2019 compared with income from operations of $39,472 for the quarterly period ended June 30, 2018 for the reasons discussed above.

Income tax expense. For the quarterly period ended June 30, 2019, we had income tax expense of $1,179 for the period. During quarterly period ended June 30, 2018, we had no income tax expense due our lack of revenues. The corporate tax rate in Malaysia ranges from 18% to 24% on its assessable income.

Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018.

	Six months ended June 30,
	2019	2018

REVENUE	$49,733	$111,296
COST OF REVENUE	(35,842)	(98,176)
GROSS PROFIT	13,891	13,120

OTHER INCOME	14,399	269,751

OPERATING EXPENSES
General and administrative	(157,712)	(104,483)

(LOSS) PROFIT FROM OPERATIONS	(129,422)	178,388
Income tax expense	(2,443)	-

NET (LOSS) PROFIT	$(131,865)	$178,388
Other comprehensive income:
Foreign currency translation gain	(455)	(12,691)
COMPREHENSIVE (LOSS) PROFIT	(132,320)	165,697

Revenues. For the six month period ended June 30, 2019, we had revenues of $49,733 as compared to revenues of $111,296 for the six month period ended June 30, 2018, a decrease of approximately 55%. The decrease in revenues for the current six month period is due to the concentration of our marketing efforts to the various governmental agencies disclosed above.

Cost of revenues. For the six month period ended June 30, 2019, we had cost of revenues of $35,842, as compared to cost of revenues of $98,176 for the six month period ended June 30, 2018, a decrease of approximately 64%. The decrease is  due to the decrease in revenues for the current period.  The gross profit for this six-month period ended June 30, 2019 was $13,891 with gross profit margin of 28% as compared to the gross profit of $13,120 with a gross margin of 12% for the previous period ended June 30, 2018. The higher gross margins for current period  was due to lower costs  for laboratory consumables such as reagent kits and paxgene tubes.

Other Income. For the six month period ended June 30, 2019, we had other income of $14,399 as compared with $269,751 for the six month period ended June 30, 2018, a substantial reduction from the prior quarterly period. On February 14, 2018, Dr. Liew, our largest shareholder, waived all amounts due him in connection with his transfer of equipment and consumable stock to the Subsidiary which occurred in June 2017.  The amount due Dr. Liew was the stated amount of $263,001 (currency adjusted). We did not have a similar event for the current six month period. Other income for the current period represents interests received on fixed deposits.

Operating Expenses. For the six month period ended June 30, 2019, we had operating expenses of $157,712, as compared to operating expenses of $104,483 for the six month period ended June 30, 2018, an increase of approximately 34%. Operating expenses consists of general and administrative expenses which includes depreciation of fixed assets, employee compensation and benefits, professional fees and marketing and travel expenses. The increase for the current quarterly period reflects costs attributable to office renovations and furniture and fixtures purchases which occurred during the current quarter, along with increased depreciation and higher professional fees for the current quarter.

Profit/(loss) from operations.  We had a loss from operations of $129,422 for six month period ended June 30, 2019 compared with income from operations of $178,388 for the six month period ended June 30, 2018 for the reasons discussed above.

Income tax expense. For the six month period ended June 30, 2019, we had income tax expense of $2,443 for the period. During six month period ended June 30, 2018, we had no income tax expense due our lack of revenues. The corporate tax rate in Malaysia ranges from 18% to 24% on its assessable income.

Foreign currency translation loss. For the six month period ended June 30, 2019, we had foreign currency translation loss of $455 compared with $12,691 for the same six month period in 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, we had working capital of $1,106,611 compared with working capital of $1,235,461 as of December 31, 2018. The slight decrease in working capital as of June 30, 2019 from December 31, 2018 is due principally to the reduction in cash used in our operations.

Our primary uses of cash have been for operations.  The main sources of cash have been from operational revenues and the private placement of our common stock. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•Addition of administrative and marketing personnel as the business grows,

•Development of a Company website,

•Increases in advertising and marketing in order to attempt to generate more revenues, and

•The cost of being a public company.

The Company believes that cash flow from operations together will be sufficient to sustain its current level of operations for at least the next 12 months of operations.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net Cash Used in Operating Activities	$(101,496)	$(694,394)
Net Cash Used in Investing Activities	(9,204)	(36,857)
Net Cash Provided in Financing Activities	(8,701)	1,238,149
Foreign currency translation adjustment	(451)	(12,704)
Net Change in Cash and Cash Equivalents	$(119,852)	$494,194

Operating Activities

During the six months ended June 30, 2019, the Company incurred a net loss of $131,865 which, after adjusting for depreciation, an increase in inventories, a reduction in receivables and deposits, an increase in trade payables, resulted in net cash of $101,496 being used in operating activities during the period. By comparison, during the six months ended June 30, 2018, the Company had a net profit of $178,388 which, after adjusting for depreciation, an decrease in inventories, an increase in receivables and deposits, a substantial reduction in trade payables, resulted in net cash of $694,394 being used in operating activities during the period.

Investing Activities

During the six months ended June 30, 2019, the Company had plant and equipment purchases resulting in net cash used in investment activities of $9,204. During the six months ended June 30, 2018, the Company had plant and equipment purchases resulting in net cash used in investment activities of $36,857. The increase is due to replacing old equipment and computers in the first quarter of 2019.

Financing Activities

During the six months ended June 30, 2019, the Company a repayment of a finance lease resulting in net cash used in financing activities of $7,919 and payment of advances to directors of $782. By comparison, during the six months ended June 30, 2018, the Company received advances from directors and subscriptions from private placements resulting in cash generated from financing activities of $1,238,149.

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

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis to write off the cost over the following expected useful lives of the assets concerned. The principal annual rates used are as follows:

Categories	Principal Annual Rates/Expected Useful Life
Furniture & fittings	10%
Computer and software	33%
Motor vehicle	10%
Lab Equipment	10%
Office equipment	20%
Renovation	20%

Fully depreciated plant and equipment are retained in the financial statements until they are no longer in use.

·	Trade receivables

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

Shipping and handling fees, if billed to customers, are included in revenue. Shipping and handling fees associated with inbound and outbound freight are expensed as incurred and included in selling and distribution expenses.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	June 30, 2019	December 31, 2018
Year-end US$1 : MYR exchange rate	4.1420	4.1391

	January 1, 2019 to June 30, 2019	January 1, 2018 to June 30, 2018

6 months average US$1 : MYR exchange rate	4.1193	3.9364
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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1: Observable inputs such as quoted prices in active markets;
•	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

As of June 30, 2019, and December 31, 2018, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of June 30, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2019, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

August 7, 2019