Form 10-Q
period 2019-09-30
BioNexus Gene Lab Coporation
filed 2019-11-14
CIK 1737523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________

Commission File Number: 333-229399

BIONEXUS GENE LAB CORP
(Exact name of registrant as specified in its charter)

Wyoming	35-2604830
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Unit 02, Level 10, Tower B, Avenue 3, The Vertical Business Suite II, Bangar South No. 8 Jalan Kerinchi Kuala Lumpur, Malaysia	59200
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 8, 2019, there were 109,376,225 shares of common stock, no par value, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”))

	As of
	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and bank balances	370,516	659,235
Fixed deposits placed with financial institutions	606,633	601,004
Other receivables and deposits	26,693	22,814
Tax Recoverable	622	0
Inventories	11,817	15,301
Total current assets	$1,016,281	$1,298,354

NON-CURRENT ASSETS
Plant and equipment, net	316,182	341,805
Other investment	11,940	12,080
Total non-current assets	328,122	353,885

TOTAL ASSETS	$1,344,403	$1,652,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	7,582	11,149
Current portion of obligation under finance lease	19,517	19,128
Tax payables	0	32,616
Total current liabilities	27,099	62,893

NON-CURRENT LIABILITIES
Non-current portion of obligation under finance lease	49,094	62,935
Deferred tax liabilities	4,433	4,485
TOTAL LIABILITIES	$80,626	$130,313

STOCKHOLDERS’ EQUITY
Common stock, no par value, 300,000,000 shares authorized and 73,697,558 shares outstanding and Preferred stock, no par value, 30,000,000 shares authorized and no shares outstanding, as of September 30, 2019 and December 31, 2018, respectively	6,554,636	6,647,636
Additional paid in capital	(5,011,891)	(5,011,891)
Accumulated losses	(240,734)	(86,842)
Other comprehensive expense	(38,234)	(26,977)
TOTAL STOCKHOLDERS’ EQUITY	1,263,777	1,521,926

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,344,403	$1,652,239

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Currency expressed in United States Dollars (“US$”)) (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

REVENUE	$24,173	$91,625	$73,906	$202,921

COST OF REVENUE	(16,499)	(69,255)	(52,341)	(167,431)

GROSS PROFIT	7,674	22,370	21,565	35,490

OTHER INCOME	5,285	1,515	19,684	271,266

OPERATING EXPENSES
General and administrative	(63,097)	(79,027)	(220,809)	(183,509)

(LOSS) PROFIT FROM OPERATIONS	(50,138)	(55,142)	(179,560)	123,247

Income tax expense	28,110	-	25,668	(33,820)

NET (LOSS) PROFIT	$(22,028)	$(88,962)	$(153,892)	$89,427

Other comprehensive income:
Foreign currency translation gain	(10,802)	6,433	(11,256)	(6,247)

COMPREHENSIVE (LOSS) PROFIT	(32,830)	(82,529)	(165,148)	83,180

Net loss per share - Basic and diluted	0	0	0	0

Weighted average number of common shares outstanding – Basic and diluted	73,697,558	67,377,588	73,697,558	67,377,588

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AS OF SEPTEMBER 30, 2019
(Amount expressed in United States Dollars (“US$)) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

	Common stock		Additional paid up		Accumulated other comprehensive
	Number of shares	Share capital	share capital	Accumulated losses	income/ (expense)	Total Equity
Balance as of June 30, 2019	74,627,558	$6,647,636	$(5,011,891)	$(218,707)	$(27,432)	$1,389,606
Disposal of Shares	(930,000)	$(93,000)
Net loss for the period				$(22,028)		$(22,028)
Foreign currency translation loss					$(10,802)	$(10,802)
Balance as of September 30, 2019	73,697,558	$6,554,636	$(5,011,891)	$(240,734)	$(38,234)	$1,263,777

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

			Additional		Accumulated other
	Common stock		paid up		comprehensive
	Number of shares	Share capital	share capital	Accumulated losses	income/ (expense)	Total Equity

Balance as of December 31, 2018	74,627,558	$6,647,636	$(5,011,891)	$(86,842)	$(26,977)	$1,521,926
Disposal of Shares	(930,000)	$(93,000)
Net loss for the period				$(153,892)		$(153,892)
Foreign currency translation loss					$(11,256)	$(11,256)
Balance as of September 30, 2019	73,697,558	$6,554,636	$(5,011,891)	$(240,734)	$(38,234)	$1,263,777

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Amount expressed in United States Dollars (“US$))

	Common stock		Additional paid up		Accumulated other comprehensive
	Number of shares	Share capital	share capital	Accumulated losses	income/ (expense)	Total Equity
Balance as of December 31, 2018	74,627,558	$6,647,636	$(5,011,891)	$(86,842)	$(26,977)	$1,521,926

Net loss for the period				$(61,467)	-	$(61,467)

Foreign currency translation gain					$17,145	$17,145

Balance as of March 31, 2019	74,627,558	$6,647,636	$(5,011,891)	$(148,309)	$(9,832)	$1,477,604

Net loss for the period				$(70,398)		$(70,398)

Foreign currency translation loss					$(17,600)	$(17,600)

Balance as of June 30, 2019	74,627,558	$6,647,636	$(5,011,891)	$(218,707)	$(27,432)	$1,389,606

Disposal of Shares	(930,000)	$(93,000)

Net loss for the period				$(22,028)		$(22,028)

Foreign currency translation loss					$(10,802)	$(10,802)

Balance as of September 30, 2019	73,697,558	$6,554,636	$(5,011,891)	$(240,734)	$(38,234)	$1,263,777

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net (loss) profit	$(153,892)	$89,427

Adjustments to reconcile net profit/(loss) to net cash generated from/(used in) operating activities:
Depreciation of property, plant and equipment	31,295	30,772
Operating (loss) profit before working capital changes	(122,597)	120,199

Changes in operating assets and liabilities:
Inventories	3,484	11,182
Other receivables and deposits	(3,879)	113,843
Trade and other payables	(35,919)	(763,091)
Cash used in operating activities	(158,911)	(517,867)

Cash flows from investing activities:
Acquisition in other investment	-	(12,075)
Purchase of plant and equipment	(5,672)	(22,329)
Net cash used in investing activities	(5,672)	(34,404)

Cash flows from financing activities:
Repayment of finance lease	(13,453)	-
(Repayments)/Advances from Directors	(880)	169
Shares (disposal)/subscriptions	(93,000)	1,170,630
Net cash (used in) generated from financing activities	(107,333)	1,170,799

Foreign currency translation adjustment	(11,174)	(41,431)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(283,090)	577,097

CASH AND CASH EQUIVALENTS,	1,260,239	839,145
BEGINNING OF FINANCIAL YEAR

CASH AND CASH EQUIVALENTS,	$977,149	$1,416,242
END OF FINANCIAL YEAR

CASH AND CASH EQUIVALENTS INFORMATION:
Fixed deposits placed with financial institutions	$606,633	$806,457
Cash at bank	370,516	609,785
Cash and cash equivalents, end of financial year	977,149	1,416,242

Supplementary cash flow information:
Interest paid	$(2,295)	$(3,370)
Income taxes refund/(paid)	(4,137)	-

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

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

In the opinion of management, the consolidated balance sheet as of September 30, 2019 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the six months ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2019 or for any future period.

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

The principal office address is Unit 02 Level 10, Tower B, Vertical Business Suite, No. 8 Jalan Kerinchi, Bangsar South, 59200 Kuala Lumpur, Malaysia, our lab is located at Lab 353, Chemical Science Centre, University Science Malaysia, George Town, Penang, Malaysia. We also have a blood collection center located at 1st floor, Lifecare Medical Centre, Kuala Lumpur, Malaysia.

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

☐	Basis of presentation

The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

☐	Basis of consolidation

The condensed consolidated financial statements include the accounts of Bionexus Gene Lab Corp. and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

☐	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

☐	Cash and cash equivalents

Cash and cash equivalents represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

☐	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis to write off the cost over the following expected useful lives of the assets concerned. The principal annual rates used are as follows:

Categories	Principal Annual Rates/Expected Useful Life
Furniture & fittings	20%
Computer and software	33%
Motor vehicle	10%
Lab Equipment	10%
Office equipment	20%
Renovation	20%

Fully depreciated plant and equipment are retained in the financial statements until they are no longer in use.

☐	Trade receivables

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

☐	Inventories

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

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

☐	Impairment of long-lived assets

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

☐	Finance lease

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

☐	Revenue recognition

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

i.	The amount of revenue can be measured reliably;

ii.	It is probable that the economic benefits associated with the transaction will flow to the entity;

iii.	The stage of completion of the transaction at the end of the reporting period can be measured reliably; and

iv.	The costs incurred for the transaction and the costs to complete the transaction can be measured reliably.

b.	Interest income

Interest is recognized on receipt basis.

☐	Cost of revenues

Cost of revenue includes the purchase cost of retail goods for re-sale to customers and packing materials (such as boxes). It excludes purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs of distribution network in cost of revenues.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

☐	Shipping and handling fees

Shipping and handling fees, if billed to customers, are included in revenue. Shipping ang handling fees associated with inbound and outbound freight are expensed as incurred and included in selling and distribution expenses.

☐	Comprehensive income

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

☐	Income taxes

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

☐	Net loss per share

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

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

☐	Foreign currencies translation

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	September 30, 2019	December 31, 2018
Year-end US$1 : MYR exchange rate	4.187	4.1391

	January 1, 2019 To September 30, 2019	January 1, 2018 To September 30, 2018

9 months average US$1 : MYR exchange rate	4.139	3.992

☐	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

☐	Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, trade receivable, deposits and other receivables, amount due to related parties and other payables approximate at their fair values because of the short-term nature of these financial instruments.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

As of September 30, 2019, and December 31, 2018, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

☐	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 4 - SHAREHOLDERS’ EQUITY

As at September 30, 2019, the Company had 73,697,558 shares of common stock issued and outstanding.

NOTE 5 - PLANT AND EQUIPMENT

 Plant and equipment consisted of the following:

	As of
	September 30, 2019	December 31, 2018

Furniture and fittings	$5,617	$379
Computer and software	1,372	-
Motor vehicle	112,344	112,344
Lab equipment	281,651	281,651
Office equipment	1,091	1,130
Renovation	2,916	-
	404,991	395,504
(Less): Accumulated depreciation	(87,800)	(56,466)
Add: Foreign translation differences	(1,009)	2,767
Plant and equipment, net	$316,182	$341,805

Depreciation expense for the nine months’ period ended September 30, 2019 and 2018 were $31,295 and $30,772, respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 6 – FINANCE LEASE

The Company purchased motor vehicles under a finance lease agreement, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	As of
	September 30, 2019	December 31, 2018

Finance lease	$73,828	$89,634
Less: interest expense	(5,217)	(7,571)

Net present value of finance lease	$68,611	$82,063

Current portion	$19,517	$19,128
Non-current portion	49,094	62,935

Total	$68,611	$82,063

NOTE 7 - INCOME TAXES

Provision for income taxes consisted of the following:

United States of America

The Company is registered in the State of Wyoming and is subject to the tax laws of the United States of America.

Malaysia

Bionexus Gens Lab Sdn Bhd are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 17% to 24% on its assessable income.

	As of
	September 30, 2019	December 31, 2018
Tax Recoverable
Local	$-	$-
Foreign, representing:
Malaysia	(622)	0
Tax Recoverable	(622)	0

Income tax liabilities:
Local	$-	$-
Foreign, representing:
Malaysia	0	32,616
Income tax liabilities	0	32,616

Deferred tax liabilities:
Plant and equipment
Local	$-	$-
Foreign, representing:
Malaysia	4,433	4,485
Deferred tax liabilities	4,433	4,485
Total	3,811	37,101

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2019 up through October 24, 2019 of these consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Description of Business

We are an emerging molecular diagnostics company focused on the application of functional genomics to enable early diagnosis and personalized health management. We were incorporated in the State of Wyoming on May 12, 2017. On August 23, 2017, we acquired all of the outstanding capital stock of BioNexus Gene Lab Sdn Bhd., a Malaysian corporation (“Subsidiary”). The Subsidiary was incorporated in Malaysia on April 7, 2015. The Subsidiary owns algorithm software, technology and know-how related to the detection of common diseases through blood analysis which we use in our business.

Our principal office address is Unit 02 Level 10, Tower B, Vertical Business Suite, No. 8 Jalan Kerinchi, Bangsar South, 59200 Kuala Lumpur, Malaysia, our lab is located at Lab 353, Chemical Science Centre, University Science Malaysia, George Town, Penang, Malaysia. We also have a blood collection center located at 1st floor, Lifecare Medical Centre, Kuala Lumpur, Malaysia. Our telephone number is (+603) 74940760 and web-site. http://www.bionexusgenelab.com

We commenced operations in Malaysia in July 2017. Our corporate structure is depicted below:

BioNexus Gene Lab Corp. a Wyoming company
100% owned
Bionexus Gene Lab Sdn. Bhd a Malaysian company

Results of Operations

Recent Events.

Collaboration with Malaysia’s National Heart Institute

On August 1, 2019, our wholly owned Malaysian subsidiary, Bionexus Gene Lab Sdn Bhd (“Subsidiary”), entered into an Agreement For The Development Blood-Based Genomic Signatures In Acute Myocardial Infarction Risk Prediction Research Proposal with Institut Jantung Negara Sdn. Bhd. (“Institute”) and Dato Dr. Amin Ariff Bin Nuruddin (“Principal Investigator”) (“Development Agreement”).

The Institute is a Malaysian private limited company operating the business of Institut Jantung Negara, Malaysia’s National Heart Institute (“NHI”). NHI is the national referral centre for acute myocardial infraction diseases (“AMI”) which provide diagnostic, medical and surgical services. NHI is under the direction of the Malaysian Ministry of Health. The Principal Investigator is an employee of the Institution and he is an experienced cardiologist and an interventionist.

Pursuant to the Development Agreement, the Institute and NHI, through the Principal Investigator, have agreed to collaborate in a research project with the Subsidiary to provide information for purposes of utilizing and further developing our RNA technology. Blood samples will be collected from consenting AMI patients within two hours of being admitted to the NHI and prior to the administering any medication, so as to provide a true picture of the changes in the patient’s RNA by the microarray system. The blood samples will be provided to our lab where the RNA will be extracted for analysis. Similar to our other disease analysis process, the isolated RNA will be hybridized, probe array washed and stained and array scanned. We will then use the data from the research project to create a gene expression profile for the likelihood of an AMI event in patients using our RNA analysis. We expect to develop a gene panel from this project within the next 2-3 months.

Among other terms and conditions, the research project will expire on February 28, 2020 and the Subsidiary is required to pay the approximately $1,100 per month in fees to NHI for the usage of its freezer and allowance for nurses and doctors who are required to explain to each participating patient about the research, his consent and patient consultation on the blood- based gene expression report for each patient.

For the past 6 months, we have spent substantial time and effort on planning and preparing documentation for the Institute’s Ethics Committee review and approval such as establishing the objectives and benefits of the research and process protocols and other procedural items. Following the successful conclusion of the study in February 2020, we are hopeful that NHI will take the lead to incorporate our RNA screening into their regular screening processes for patients. Industry information from the Institute indicates that Malaysians are developing heart disease at a younger age compared with their peers in other countries.

The Development Agreement is filed as an Exhibit 10.4 to this Report and the information contain herein with respect to the Development Agreement is qualified in its entirety by reference to the Development Agreement.

The following table sets forth key selected financial data for the three and nine months ended September 30, 2019 and 2018.

Three Months Ended September 30, 2019 Compared With The Three Months Ended September 30, 2018.

	Three Months Ended September 30,
	2019	2018

REVENUE	$24,173	$91,625
COST OF REVENUE	(16,499)	(69,255)
GROSS PROFIT	7,674	22,370

OTHER INCOME	5,285	1,515

OPERATING EXPENSES
General and administrative	(63,097)	(79,027)

(LOSS) PROFIT FROM OPERATIONS	(50,138)	(55,142)
Over tax provision-prior year	29,183
Income tax expense	(1,073)	(33,820)

NET (LOSS) PROFIT	$(22,028)	$(88,962)
Other comprehensive income:
Foreign currency translation gain	(17,598)	6,433
COMPREHENSIVE (LOSS) PROFIT	(39,626)	(82,529)

Revenues. For the quarterly period ended September 30, 2019, we had revenues of $24,173 as compared to revenues of $91,625 for the quarterly period ended September 30, 2018, a decrease of approximately 279%. The decrease in revenues for the current three-month period is due to lesser number of patient referrals from local hospitals. As discussed above, following the successful conclusion of the Development Agreement with the Institute in February 2020, we are hopeful that the NHI will take the lead to incorporate our RNA screening for heart disease into their regular screening processes for patients. We would then expect to expand the use of our screening process to other major hospitals in Malaysia.

Cost of revenues. For the quarterly period ended September 30, 2019, we had cost of revenues of $16,499, as compared to cost of revenues of $69,255 for the quarterly period ended September 30, 2018, a decrease of approximately 320%. The cost of revenue reduction for the current three month period is due principally to the reduced revenues for the current period.

Gross Profit. Gross Profit for this quarterly period ended September 30, 2019 was $7,674 with margin 32% as compared gross profit of $22,370 with a margin 24% for the same period last year. The higher margins of the current period were due lower prices which we received for laboratory consumables and the receipt of complimentary reagent kits from a supplier for the NHI project.

Other Income. For the quarterly period ended September 30, 2019, we had other income of $5,285, as compared $1,515 for the quarterly period ended September 30, 2018, an increase of approximately 71%. Other income results from an increase in interest on funds held in demand accounts with our bank. In 2019, we changed our deposits of excess funds to short term fixed instruments which had a higher interest rate.

Operating Expenses. For the quarterly period ended September 30, 2019, we had operating expenses of $63,097, as compared to operating expenses of $79,027 for the quarterly period ended September 30, 2018, a decrease of approximately 25%. Operating expenses consists of general and administrative expenses which includes depreciation of fixed assets, employee compensation and benefits, professional fees and marketing and travel expenses. The lower operating expenses for the current period was due to less travelling during the current period by officers and lower prices for laboratory consumables.

Profit/(loss) from operations. We had a loss from operations of $50,138 quarterly period ended September 30, 2019 compared with loss from operations of $55,141 for the quarterly period ended September 30, 2018, a decrease of approximately 10%, for the reasons discussed above.

Income tax expense. For the quarterly period ended September 30, 2019, we had income tax expense of $1,073 for the period. During quarterly period ended September 30, 2018, we had income tax expense $33,820 for the prior quarterly period. We pay income tax to Malaysian authorities on profits of our Malaysian subsidiary. The reduced taxes for the current quarter reflects the reduction of profits of our Subsidiary compared with the same quarter last year.

Nine Months Ended September 30, 2019 Compared With The Nine Months Ended September 30, 2018.

	Nine Months Ended September 30,
	2019	2018

REVENUE	$73,906	$202,921
COST OF REVENUE	(52,341)	(167,431)
GROSS PROFIT	21,565	35,490

OTHER INCOME	19,684	271,266

OPERATING EXPENSES
General and administrative	(220,809)	(183,509)

(LOSS) PROFIT FROM OPERATIONS	(179,560)	123,247
Over tax provision-prior year	29,183
Income tax expense	(3,515)	(33,820)

NET (LOSS) PROFIT	$(153,892)	$89,427
Other comprehensive income:
Foreign currency translation gain	(11,256)	(6,247)
COMPREHENSIVE (LOSS) PROFIT	(165,148)	83,180

Revenues. For the nine month period ended September 30, 2019, we had revenues of $73,906 as compared to revenues of $202,921 for the nine month period ended September 30, 2018, a decrease of approximately 175%. The decrease in revenues for the current nine-month period is due to lesser number of patient referrals from local hospitals. As discussed above, following the successful conclusion of the Development Agreement with the Institute in February 2020, we are hopeful that the NHI will take the lead to incorporate our RNA screening for heart disease into their regular screening processes for patients. We would then expect to expand the use of our screening process to other major hospitals in Malaysia.

Cost of revenues. For the nine-month period ended September 30, 2019, we had cost of revenues of $52,341, as compared to cost of revenues of $167,431 for the nine-month period ended September 30, 2018, a decrease of approximately 220% due to revenues decreased. The cost of revenue reduction for the current nine month period is due principally to the reduced revenues for the current period.

Gross profit. Gross profit for the nine-month period ended September 30, 2019 was $21,565 with a margin of 29% compared with $35,490 in gross profit and a margin 17% for the same period last year. The higher margin of 12% for the current period due to lower prices which we received for laboratory consumables and the receipt of complimentary reagent kits from a supplier for the NHI project.

Other Income. For the nine-month period ended September 30, 2019, we had other income of $19,684 as compared with $271,266 for the nine month period ended September 30, 2018, a substantial reduction from the prior quarterly period. On February 14, 2018, Dr. Liew, our largest shareholder, waived all amounts due him in connection with his transfer of equipment and consumable stock to the Subsidiary which occurred in June 2017. The amount due Dr. Liew was the stated amount of $263,001 (currency adjusted). The Company did not have a similar waiver event for the current nine-month period. The other component of Other Income was interest on excess funds. During the current nine month period, we changed our deposits of excess funds to short term fixed instruments which had a higher interest rate.

Operating Expenses. For the nine-month period ended September 30, 2019, we had operating expenses of $220,809, as compared to operating expenses of $183,509 for the nine-month period ended September 30, 2018, an increase of approximately 17%. Operating expenses consists of general and administrative expenses which includes depreciation of fixed assets, employee compensation and benefits, professional fees and marketing and travel expenses. The increase for the current nine months period reflects costs attributable to office renovations and furniture and fixtures purchases which occurred during the current period, along with increased depreciation and higher professional fees during the current period due to our reporting status under US federal securities laws.

Profit/(loss) from operations. We had a loss from operations of $179,560 for nine month period ended September 30, 2019 compared with income from operations of $123,247 for the nine month period ended September 30, 2018 for the reasons discussed above.

Income tax expense. For the nine month period ended September 30, 2019, we had provided income tax expense of $3,515 for corporate tax rate in Malaysia 17% of bank interest income $20,672 for the year assessment of 2019. During nine month period ended September 30, 2018, we had provided income tax expenses of $33,820 due to profits from operations in our Subsidiary.

Over tax provision-prior year. Tax adjustment of $29,193 for actual tax payable of $4,637 in year assessment of 2018, had over provided income tax expenses in last financial year

Foreign currency translation loss. For the nine month period ended September 30, 2019, we had foreign currency translation loss of $11,256 compared with $6,247 for the same nine month period in 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, we had working capital of $989,182 compared with working capital of $1,235,461 as of December 31, 2018. The slight decrease in working capital as of September 30, 2019 from December 31, 2018 is due principally to the reduction in cash used in our operations.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net Cash Used in Operating Activities	$(158,911)	$(517,867)
Net Cash Used in Investing Activities	(5,672)	(34,404)
Net Cash (Used)/Provided in Financing Activities	(107,333)	1,170,799
Foreign currency translation adjustment	(11,174)	(41,431)
Net Change in Cash and Cash Equivalents	$(283,090)	$577,097

Operating Activities

During the nine months ended September 30, 2019, the Company incurred a net loss of $153,892 which, after adjusting for depreciation, an increase in inventories, a reduction in receivables and deposits, a decrease in trade payables, resulted in net cash of $158,911 being used in operating activities during the period. By comparison, during the nine months ended September 30, 2018, the Company had a net profit of $89,427 which, after adjusting for depreciation, an increase in inventories, an increase in receivables and deposits, a substantial reduction in trade payables, resulted in net cash of $517,867 being used in operating activities during the period.

Investing Activities

During the nine months ended September 30, 2019, the Company had plant and equipment purchases resulting in net cash used in investment activities of $5,672. During the nine months ended September 30, 2018, the Company had plant and equipment purchases resulting in net cash used in investment activities of $36,857. The increase is due to replacing old equipment and computers in the first quarter of 2019.

Financing Activities

During the nine months ended September 30, 2019, the Company a repayment of a finance lease resulting in net cash used in financing activities of $13,453 and repayment of advances to directors of $880. By comparison, during the nine months ended September 30, 2018, the Company received advances from directors and subscriptions from private placements resulting in cash generated from financing activities of $1,238,149.

Summary of Significant Accounting Policies.

☐	Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

☐	Basis of consolidation

The condensed consolidated financial statements include the accounts of Bionexus Gene Lab Corp. and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

☐	Use of estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

☐	Cash and cash equivalents

Cash and cash equivalents represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

☐	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis to write off the cost over the following expected useful lives of the assets concerned. The principal annual rates used are as follows:

Categories	Principal Annual Rates/Expected Useful Life
Furniture & fittings	20%
Computer and software	33%
Motor vehicle	10%
Lab Equipment	10%
Office equipment	20%
Renovation	20%

Fully depreciated plant and equipment are retained in the financial statements until they are no longer in use.

☐	Trade receivables

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

☐	Inventories

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

☐	Impairment of long-lived assets

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

☐	Finance lease

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

☐	Revenue recognition

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

i.	The amount of revenue can be measured reliably;

ii.	It is probable that the economic benefits associated with the transaction will flow to the entity;

iii.	The stage of completion of the transaction at the end of the reporting period can be measured reliably; and

iv.	The costs incurred for the transaction and the costs to complete the transaction can be measured reliably.

b.	Interest income

Interest is recognized on receipt basis.

☐	Cost of revenues

Cost of revenue includes the purchase cost of retail goods for re-sale to customers and packing materials (such as boxes). It excludes purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs of distribution network in cost of revenues.

☐	Shipping and handling fees

Shipping and handling fees, if billed to customers, are included in revenue. Shipping and handling fees associated with inbound and outbound freight are expensed as incurred and included in selling and distribution expenses.

☐	Comprehensive income

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

☐	Income tax expense

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

☐	Net loss per share

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

☐	Foreign currencies translation

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	September 30, 2019	December 31, 2018
Year-end US$1 : MYR exchange rate	4.187	4.1391

	January 1, 2019 to September 30, 2019	January 1, 2018 to September 30, 2018

9 months average US$1 : MYR exchange rate	4.139	3.992
Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

☐	Fair value of financial instruments

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

As of September 30, 2019, and December 31, 2018, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

☐	Recent accounting pronouncements

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of September 30, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2019, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On September 1, 2019, the Company entered into Consulting Agreements with a seven individuals pursuant to which the Company agreed to issue a total of 12,000,000 shares of its common stock. The agreements are summarized below.

1. Consulting Agreement with Chu Mei Foong pursuant to which the Company agreed to issue 200,000 shares of common stock which relates in part to the Company’s completion of a satisfactory Promotional Event in Selangor Malaysia established by the Consultant to the satisfaction of the Company (a “Respective Event”).

2. Consulting Agreement with Hon Mee Leng pursuant to which the Company agreed to issue 4,000,000 shares of common stock which relates in part to the Company’s completion of a satisfactory Promotional Event in Selangor Malaysia established by the Consultant to the satisfaction of the Company (a “Respective Event”).

3. Consulting Agreement with Chai Geik Ooi pursuant to which the Company agreed to issue 2,000,000 shares of common stock which relates in part to the Company’s completion of a satisfactory Joint Promotion with BioPlus Life Corp. established by the Consultant to the satisfaction of the Company (a “Respective Event”).

4. Consulting Agreement with Quah Ee Bin pursuant to which the Company agreed to issue 2,000,000 shares of common stock which relates in part to the Company’s completion of a Healthcare Road Show in Beijing, China established by the Consultant to the satisfaction of the Company (a “Respective Event”).

5. Consulting Agreement with Teng Guan Han pursuant to which the Company agreed to issue 3,000,000 shares of common stock which relates in part to the Company’s completion of a satisfactory Promotional Event in Selangor Malaysia established by the Consultant to the satisfaction of the Company (a “Respective Event”).

6. Consulting Agreement with Wong Chan Wah pursuant to which the Company agreed to issue 500,000 shares of common stock which relates in part to the Company’s completion of a Healthcare Road Show in Selangor Malaysia to medical professional and public established by the Consultant to the satisfaction of the Company (a “Respective Event”).

7. Consulting Agreement with Wong Mee Chang pursuant to which the Company agreed to issue 300,000 shares of common stock which relates in part to the Company’s completion of a satisfactory Promotional Event in Selangor Malaysia established by the Consultant to the satisfaction of the Company (a “Respective Event”).

Pursuant to the Agreement, one third of shares under each agreement vested upon execution, one third of the shares will be earned upon the occurrence of each Respective Event and the remaining one third of the total shares shall be earned earned upon the Company’s completion of a transaction (“Transaction”) (i) with a non-US based business partner or (ii) acquiring technology or stock of a non-US based entity, in either case ((i) or (ii)), which were introduced to the Company directly by Consultant. Each agreement expires after one year from September 1, 2019.

The offer and sale of all of the securities above was effected under Regulation S promulgated under the Securities Act, as amended, as each such shareholder is a non-US Person, was not acquiring the shares on behalf of a US Person, and will not sell the shares unless pursuant to a registration statement or an available exemption or Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit	Description
10.5

Agreement For The Development Blood-Based Genomic Signatures In Acute Myocardial Infarction Risk Prediction Research Proposal with Institut Jantung Negara Sdn. Bhd. and Dato Dr. Amin Ariff Bin Nuruddin and Bionexus Gene Lab Sdn Bhd dated August 1, 2019.*

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

_______

+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIONEXUS GENE LAB CORPORATION

Date: November 14, 2019	By:	/s/ Chan Chong Wong
Chan Chong Wong
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Wei Li Leong
Wei Li Leong
Chief Financial Officer
(Principal Financial and Accounting Officer)

