Form 10-K
period 2019-12-31
BioNexus Gene Lab Coporation
filed 2020-03-31
CIK 1737523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-229399

BIONEXUS GENE LAB CORP
(Exact name of registrant as specified in its charter)

Wyoming	35-2604830
(State or Other Jurisdiction ofIncorporation or Organization)	(I.R.S. Employer Identification No.)

Unit 02, Level 10, Tower B, Avenue 3, The Vertical Business Suite II, Bangar South No. 8 Jalan Kerinchi Kuala Lumpur, Malaysia	59200
(Address of Principal Executive Offices)	(Zip Code)

+60 1221-26512

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 due to lack of trading market.

As of March 30, 2020, there were 102,730,891 shares of common stock, no par value, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “Live Inc.” in this Annual Report collectively refers to BioNexus Gene Lab Corp., a Wyoming corporation and its wholly owned subsidiary, BioNexus Gene Lab Sdn Bhd., a Malaysian corporation (“Subsidiary”).

Item 1. Business.

BUSINESS DESCRIPTION

Company Overview

BioNexus Gene Lab Corp., a Wyoming corporation, is an emerging molecular diagnostics company focused on the application of functional genomics to enable early diagnosis and personalized health management. Our focus is on developing and marketing safe, effective and non-invasive blood tests for early detection of diseases in order to minimize treatment cost and improve patient management. Our non-invasive blood tests analyze changes in ribonucleic acid (or RNA) to detect the risk potentiality of 11 different diseases. These diseases include eight cancers (nasopharyngeal, lung, liver, stomach, breast, cervical, prostate and colon), two bowel diseases (colitis and Crohn) and osteoarthritis. This unique blood based genomic biomarker approach is based on the scientific observation that circulating blood reflects, in a detectable way, what is occurring throughout the body currently.

The Company believes that its blood based genomic screening protocol for the risk of disease detection can be utilized in conjunction with other medical procedures for disease detection including blood tests, imaging and biopsies. We market our blood based genomic screening process to health care providers, such as doctors, laboratories and hospitals, which began in July 2017.

We were incorporated in the State of Wyoming on May 12, 2017. On August 23, 2017, we acquired all of the outstanding capital stock of Bionexus Gene Lab Sdn. Bhd. (formerly BGS Lab Sdn. Bhd.), a Malaysian corporation (“Subsidiary”). The Subsidiary was incorporated in Malaysia on April 7, 2015. Our corporate structure is depicted below:

BioNexus Gene Lab Corp. (Wyoming company)
100% owned
Bionexus Gene Lab Sdn. Bdh (Malaysian company)

Our principal office address is Unit 02, Level 10, Tower B, Avenue 3, The Vertical Business Suite II, Bangar South, No. 8 Jalan Kerinchi, Kuala Lumpur, Malaysia, our lab is located at Lab 353, Chemical Science Centre, University Science Malaysia, George Town, Penang, Malaysia, and we have a blood collection center located at 1st floor, Lifecare Medical Centre, Kuala Lumpur, Malaysia. Our telephone number is (+60) 1221-26512 and web-site is www.bionexusgenelab.com

Acquisition of BGS Lab Sdn. Bhd.

On August 23, 2017, BioNexus Gene Lab Corp., a Wyoming company, acquired all of the capital stock of BGS Lab Sdn. Bhd. (now Bionexus Gene Lab Sdn. Bhd), a Malaysian company (“Subsidiary”), from its then existing shareholders. In connection with the transaction, the following shareholders of Subsidiary received the corresponding number of shares of our common stock; Soo Kow Lai, our Chairman, received 10,000,000 shares; Chi Yuen Leong, our President received 10,000,000 shares; Mr. Chan Chong Wong, our Chief Executive Officer received 10,000,000 shares; and Dr. Choong Chin Liew, our majority shareholder received 20,000,000 shares. In exchange, we received certain software, equipment, know-how, related inventory and technology relating to blood based genomic analysis and screening developed by Dr. Liew which has enabled us to conduct our current operations. The technology and related assets were previously acquired by the Subsidiary from Dr. Liew in June 2017 in exchange for Dr. Liew receiving 40% of the equity of the Subsidiary and the obligation to pay Dr. Liew the sum of approximately $354,930. The Company paid Dr. Liew the sum of $83,664 on January 23, 2018 and on February 15, 2018, Dr. Liew agreed to waive the remaining balance due to him by the Company which amounted to $271,266.

Development of the Blood Analysis Process.

Our company’s major shareholder, Dr. Liew, developed and tested a novel approach in blood based genomic analysis and screening by identifying biomarkers in RNA as opposed to deoxyribonucleic acid (or DNA) analysis. Through his extensive research and clinical trials, he has determined that communication occurs between cells in blood and tissue as blood circulates throughout the body and subtle changes occur in cells over time due to injury or disease. These cell-cell interactions induce changes in blood gene expression. Profiling these changes enables the Company to identify unique molecular signatures reflecting disease activity which can then be used to develop disease-specific molecular diagnostic assays. The Company uses disease-specific blood-based biomarkers as the basis for molecular diagnostics tests and to enable personalized health management through the development of systems biology tools and algorithms.

The Company focuses on developing and commercializing proprietary molecular diagnostic tests for early detection of diseases and personalized health management, with a primary focus on cardiovascular, diabetes and cancer-related indications. There is a constant and dynamic interaction of blood with cells, tissues and organs of the human body. Many clinical studies performed by Dr. Liew and others have demonstrated that blood gene expression profiles can be used to develop personalized signatures capable of differentiating patients with cancer from healthy patients across a broad spectrum of pathologies interaction between tumor cells and the immune system that has been referred to as immunoediting. Immunoediting is the response of the immune system to a tumor and comprises three stages: elimination (in which the immune system identifies cancerous and/or precancerous cells and attempts to eradicate them), equilibrium (in which the surviving tumor cells begin mutating rapidly), and escape (in which tumor cells proliferate uncontrollably, leading to tumor progression). Each of these stages induces leukocyte gene expression changes that constitute a unique, detectable molecular signature.

Dr. Liew began his research in 1962 and has published numerous articles in medical and peer review journals. His publications include the following;

Peripheral Blood Transcriptome Dynamically Reflects System-wide Biology: A Potential Diagnostic Tool. Liew CC, Ma J, Tang HC, Zheng R, Dempsey AA. Journal of Laboratory and Clinical Medicine (March 2006).

The Peripheral Blood Transcriptome: New Insights into Disease and Risk Assessment. Mohr, S Liew CC. Trends in Molecular Medicine (October 2007).

DNA and RNA each consist of a single molecule and both are present in the blood. DNA is the carrier of human genetic information and is passed down from generation to generation. At conception, a person receives DNA from both parents. All of the cells in our bodies, except red blood cells, contain a copy of our DNA. Humans share about 99% of the same genetic code. However, it is the 1% of the genetic code that makes us all very distinct individuals. Historically, the study of DNA has been used to detect ancestry and inherited characteristics, including certain inherited diseases like Huntington Disease, Cystic Fibrosis and Down Syndrome, among others. It also is believed there is a genetic (DNA) pre-disposition to certain cancers, like breast cancer, colon cancer and gastric cancer.

While DNA is relatively static, RNA conversely is subject to change and is affected by an individual’s lifestyle, such as diet, alcohol, tobacco and/or drug use and exercise, along with exposure to environmental influences, such as pollutants and chemicals.

The distinctions between the characteristics of RNA and DNA are illustrated in the below table.

-Static.	-Dynamic.

-Measures lifetime risk.	-Measure current risk.

-Repeated test does not provide different result.	-Repeated test provides different result.

-DNA does not change with external factors.	-Lifestyle and external factors affect RNA expression.

The Collection and Analysis Process.

Our process involves a simple blood draw. A nurse or technician of the health care provider draws 2.5 ml of blood from the patient using a RNAgard blood tube. The blood and a completed company form are couriered to our lab located at 353, Chemical Science Centre, USM, George Town. All blood samples are labelled with name and personal identity number and laboratory reference number on the tube where the blood sample is maintained for safekeeping.

At our lab, RNA is extracted using microcentrifuge and spectrophotometer. This step is followed by a quality control check on the RNA using microcentrifuge and bioanalyzer. The RNA then is purified (Biotinylated RNA will be mixed with purification beads and transferred to a U-bottom 96-well plate. Then, the plate will be placed onto a magnetic ring stand. Labeled cRNA will be captured when placed on the magnetic stand. The remaining solution will be removed and the captured pellet will be cleaned-up to obtain cRNA with high purity. Then, purified cRNA will be fragmented for hybridization) and hybridized onto a genechip (GeneChip 3’ IVT PLUS Reagent Kit will be used for preparing biotinylated target from purified total RNA samples suitable for hybridization to GeneChip arrays. Double-stranded cDNA will be synthesized from the total RNA using reverse transcriptase and oligo-dT primers. An in-vitro transcription (IVT) reaction is then done to produce biotin-labeled cRNA from the cDNA in a 16 hours incubation) and scanned through the affymetrix station (Once the overnight hybridization is completed, the Genechips will be washed with dedicated buffers and solutions to remove excess cRNAs and hybridization solutions. Washed chips will be stained with staining buffers to illuminate attached cRNAs. All these processes will be conducted in the fluidic station by following the given instructions. Specific experimental information is defined using AMDS software on a PC-compatible workstation. Stained chips are ready for scanning. The chips will be transferred into the scanner. The scan is automatically completed and the image is processed into data files.). The data collected from microarray analysis is analysed using our propriety software and algorithm calculation to generate the disease risk score report for the individual patient. A report is generated by our software and is forwarded to the health care provider for further consultation with the patient. This report can be used by patient and physician to plan future tests and therapies.

The process for effectuating RNA analysis depicted in the below pictures.

The raw data obtained will be analyzed and quality control processed by our lab in Malaysia using our proprietary software to calculate the risk analysis of 11 different diseases. We simplify the result into a graph which is contained in the patient booklet provided to the health care professional. A sample graph is depicted below.

In the above chart, NPC is Nasopharyngeal Cancer, ATDS is Ascending, Transverse, Descending and Sigmoid Colon Cancer, and OA is Osteoarthritis.

The following cautionary text in contained in the results booklet which the Company provides to each patient:

This report/screening is not intended or implied to be substitute for professional medical advice, diagnostics or treatment. The content, including text, graphics and information in the report illustrate the risk score only. Bionexus Gene Lab Sdn Bhd makes no representation and assumes no responsibility for the accuracy of the information as such information and contents are subject to change without notice. You are encouraged to review any medical condition or treatment with your doctor.

The key proprietary aspect of our process is our proprietary algorithm software and the RNA extraction, preservation, quality control, hybridization, data analysis processes which was developed by Dr. Liew. We acquired the software and the technological processes in June 2017. The gene expression from a reference population representing a specific disease condition is filtered according to a quality assurance process based on repeatability data. This collected data is then analysed by our proprietary algorithm software and processes checked by the laboratory manager to ensure all the steps are followed in the deriving predictive model for each disease condition. Once these models have been established, they then can be applied to the data from a new sample to make risk prediction for this individual. Each disease/disorder has similar group of diseased/disordered genes which were identified through the years of research and clinical trials in Malaysia.

Business Development.

In April 2017, we began marketing our blood based genomic screening process to health care providers, such as clinics, laboratories and hospitals, all of which have a licensed doctor or staff. As mentioned above, the screening provides a risk analysis of 11 diseases, of which eight are different forms of cancer. In Malaysia, the cost for the analysis is not covered by health insurance. Thus, patients are required to pay for the costs of the services, which under our current pricing of $2,500 for the 11 disease panel for an individual plan. We do have different pricing for groups, like companies and associations.

In November 2017, we expanded our marketing efforts to companies, business organizations and insurance agents. As a result of these efforts, during November and December 2017, we entered into arrangements with two companies in Kuala Lumpur to screen their employees pursuant to which each company paid us $50,000. The companies have 32 and 55 employees respectively. We completed the screening process of these two companies by first calendar quarter 2019. We continue to market our services to other local companies in the Kuala Lumpur metropolitan area.

As of December 31, 2018, we have 3 centres, 2 in Kuala Lumpur recommending our blood based genomic screening protocol to their patients. Of these centres, Lifecare Medical Centre, Clinic Lee in Kuala Lumpur and Osel Clinic in George Town (Malaysia) account for approximately 30% of our patient population from July 2017 through December 31, 2018. We believe that there are over 500 clinics and hospitals located in the greater Kuala Lumpur metropolitan area.

Our goal is to have a large percentage of health care providers in the greater Kuala Lumpur metropolitan area refer patients to us for our screening protocol. Once we have established our brand and reputation in Kuala Lumpur, we intend to expend to other large cities in Malaysia, followed by an expansion to large metropolitan areas other countries in Asia Pacific, such as Indonesia, Taiwan and Singapore. However, we do not foresee expansion beyond Malaysia until fiscal year 2021 and beyond.

Our existing equipment and personnel are sufficient to handle up to 16 patients a day. If our daily patient count increases above 16 patients, we will be required to hire another laboratory technician and purchase and install an additional semi-automatic affymetrix station equipment estimate to be $120,000.

For health care providers, we pay a referral fee of between 20%. Typically, the patient, while in the offices of the health care provider, completes a form which identifies the name, address and other contact information of the patient.

Competition and Our Competitive Strengths.

While the Company believes that there is no similar commercialized blood based genomic screening for 11 diseases using RNA analysis, it believes that its blood based genomic screening protocol for disease detection could be utilized in conjunction with other medical procedures for disease diagnostics including lab (blood, urine or other body fluids) tests, imaging and biopsies. As such, the Company does not consider it to be in competition with these other medical procedures which have been industry standards for many years.

Disease detection for cancer, for example, are numerous and is dependent on the type of cancer tested. Information from the National Cancer Institute provides the following information;

•	Genetic testing, also known as DNA testing, allows the determination of bloodlines and the genetic diagnosis of vulnerabilities to inherited diseases. In humans, genetic testing can be used to determine a child’s parentage or in general a person’s ancestry;

•	Lab tests. High or low levels of certain substances in your body can be a sign of cancer. So, lab tests of the blood, urine, or other body fluids that measure these substances can help doctors make a diagnosis. However, abnormal lab results are not a sure sign of cancer. Lab tests are an important tool, but doctors cannot rely on them alone to diagnose cancer. Current tumour markers available in many countries including Malaysia are CEA, CA 19-9, CA 125, PSA, AFP, β-hCG, CA 27.29. All are NOT suitable for screening and diagnostic use because of low sensitivity, specificity and predictive value. Source: American Family Physician (2003) Vol 68 (6)

•	Imaging Procedures. Imaging procedures create pictures of areas inside your body that help the doctor see whether a tumor is present. These pictures can be made in several ways, including a CT Scan, Nuclear Scan, MRI, PET Scan, among others.

•	Biopsies. In most cases, doctors need to do a biopsy to make a diagnosis of cancer. A biopsy is a procedure in which the doctor removes a sample of tissue. A pathologist then looks at the tissue under a microscope to see if it is cancer.

We however believe that we have a number of competitive strengths compared these other health diagnostic tools are as follows:

•	Our screening is non-invasive (other than a simple blood draw), unlike biopsies;
•	In one test, we can screen for 11 diseases unlike conventional diagnostics;
•	Non-DNA blood tests for diseases like cancer are not dispositive and detect only elevated levels of proteins or other substances which are caused by cancer;
•	DNA blood tests are limited to certain types of inherited diseases, Huntington Disease, Cystic Fibrosis and Down Syndrome, among others. Such inherited disease(s) may or may not happen in a person’ life time;
•	MRI exams are uncomfortable and require fasting prior to testing, and implants in the body will distort result;
•	Most importantly, our screening provides a predictive risk assessment for developing the 11 diseases. Most other disease detection procedures detect diseases already present in the body, and in most cases in the final stages of the disease making it difficult to treat or reverse. With our screening, patients are able to monitor the development of these diseases in the future through further medical testing, including using our protocol. In addition, patients are able to make adjustments to their lifestyles in an effort to reduce the potentiality of these diseases. Lifestyle adjustments may include reduction or changes to food, tobacco and alcohol intake, change of working environment and the implementation of exercise programs, among other changes.

Our Growth Strategy

We will look to grow and expand our business by further penetrating the Kuala Lumpur market and expand our marketing efforts elsewhere in Malaysia. We believe that an increase in our marketing and promotional efforts will correlate to increased revenues and the expansion of our business. Our growth and expansion strategy for the next 6-12 months is as follows:

• Continue to leverage our relationships with healthcare providers. To date, we have relied upon the efforts of management and their relationships with health care providers to create the initial interest in our blood based genomic screening. These relationships have been located primarily in the Kuala Lumpur market. We will continue to use our relationships with providers in the Kuala Lumpur market and elsewhere in Malaysia to increase sales and product awareness.

• Allocate more capital resources to our marketing efforts. Apart from sales through existing relationships with health care providers, we intend to allocate more capital resources to marketing and promotion. As part of these efforts, we have shortlisted one part-time commission-based Marketing Director last year and she has scheduled to commence work in February 2020. She will be tasked with contacting insurance agencies, hospitals and clinics in the Kuala Lumpur area and other health care providers to create awareness of our services.

• Increase focus on corporate clients. To date, we have entered into arrangements with two corporate clients for screening on their employees. We intend to solicit more corporate clients in the Kuala Lumpur area and elsewhere in Malaysia by attending meeting with various trade associations in Malaysia and events conducted by Chambers of Commerce in major cities in Malaysia. We commenced these efforts in the third calendar quarter of 2019 and are ongoing. These efforts will be undertaken by the officers of the Company.

• Expand to other regions in Malaysia. We intend to reach other large cities in Malaysian, such as Penang, Ipoh, Seremban, Melaka, Johor Bahru and Kuantan.

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations. We are subject to the laws and regulations of those jurisdictions in wellness operation and advertising materials circulation. Generally, business licensing requirements, income taxes and payroll taxes are applicable to all types of business operations. The development and operation of our business is not subject to special regulatory and/or supervisory requirements. In 2007, the Malaysian Parliament passed the Pathology Laboratory Bill of 2007 (“Pathology Act”), subject to the finalization of the underlying regulations. Since the passage of the Pathology Act, the Malaysian government has not implemented the legislation. Currently, we are only required an operating permit from local council, which we have received. However, we cannot predict whether we would be able to comply with the Pathology Act and its regulations, if implemented.

Employees

As of the date of this this filing, we have five full-time employee and four officers who work part-time for the Company. Management does not plan to hire additional employees at this time, other than Marketing Director. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees.

Currently, we have not entered into an employment agreement with any of our officers. The Company presently does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt plans in the future. Management does not plan to hire additional employees at this time.

Our Intellectual Property.

We do not have any patents protecting our blood based genomic screening process. Instead, we rely on trade secrets and know-how using the process developed by Dr. Liew. There is no assurance that others will not independently develop the same or similar technology or obtain unauthorized access to our trade secrets, know-how and other unpatented technology. To protect our rights in these areas, we require all employees that work in our lab to enter into strict confidentiality agreements. Presently, we have one lab manager and 2 casual lab technicians. These agreements may not provide meaningful protection for our unpatented technology in the event of an unauthorized use, misappropriation or disclosure. While we have attempted to protect the unpatented proprietary technology that we develop or acquire, and will continue to attempt to protect future proprietary technology through patents, copyrights and trade secrets, we believe that our success will depend, to a large extent, upon continued innovation and technological expertise.

In general, the level of protection afforded by a patent is directly proportional to the ability of the patent owner to protect and enforce those rights through legal action. Since our financial resources are limited, and patent litigation can be both expensive and time consuming, there can be no assurance that we will be able to successfully prosecute an infringement claim in the event that a competitor develops a technology or introduces a product that infringes on one or more of our patents or patent applications. There can be no assurance that our competitors will not independently develop other technologies that render our proposed products obsolete. In general, we believe the best protection of our proprietary technology will come from market position, technical innovation, speed-to-market, and product performance. There is no assurance that we will realize any benefit from our intellectual property rights.

Product Liability.

Due to nature of the Company’s business, the Company may face claims for product liability resulting from the inaccurate or erroneous diagnosis using our screening process. Presently, the Company does not maintain any product liability insurance to cover any claims for an erroneous diagnosis.

Item 1A. Risk Factors

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following known material risks and uncertainties in addition to other information in this Form 10-K in evaluating our company and its business before purchasing shares of our company’s common stock. You could lose all or part of your investment due to any of these risks.

Risk Factors Relating to Our Business

WE HAVE LIMITED OPERATING HISTORY AND LIMITED BUSINESS GROWTH. We have been operational since April 2017; therefore, we have had limited operations which makes it difficult to evaluate our business and our prospects. In addition, to date, we have not experienced substantial growth in our business. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small operating company trying to expand its business enterprise and the highly competitive environment in which we will operate. Consequently, there can be no assurance that the business of the Company will grow in the future. Moreover, because of our limited operating history, it is difficult to extrapolate any meaningful projections about the Company’s future.

THE EFFICACY OF OUR BLOOD SCREENING PROCESS HAS NOT SUPPORTED BY ANY INDEPENDENT STUDIES OR TESTS. Our blood screening process, which was commercially launched in April 2017, has been developed by Dr. Choong Chin Liew, our largest shareholders. Dr. Liew has spent many years developing and testing various aspects of his current protocols and has published numerous articles concerning his blood screening protocols. Nonetheless, these protocols and procedures have not been the subject of a wide scale independent study or studies proving the efficacy of our testing protocols.

As a result, it is conceivable, that despite Dr. Liew’s efforts, our current blood based genomic screening process may not be as efficacious as we believe, which in effect would yield false positive or false negative test results. Inaccurate test results in turn could lead to significant financial exposure to the Company. The exposure would arise from claims by patients for a misdiagnosis of current or perceived current medical conditions. Claims for a false positive diagnosis could include increased medical costs arising from more medical tests and physician examinations in response to the false positive diagnosis. Claims for false negative diagnosis could include claims for loss of life and pain and suffering arising from the failure to diagnose a current medical condition. While we inform patients that our diagnostics are merely one of many tools employed in a health care diagnoses, these claims could be substantial and cause a material adverse impact on our business.

WE MAY FACE PRODUCT LIABILITY CLAIMS. Due to the nature of our business, we may face claims for product liability. These claims may arise from the inaccurate or erroneous diagnosis of patient information or the mix-up of patient information whereby a patient receives the wrong diagnostic information. While we feel confident in our accuracy of our diagnostic analysis and the procedures which we have implemented to ensure the safeguard of patient information, we cannot provide assurances that product liability claims will arise in the future.

Moreover, litigation or adverse publicity resulting from these allegations could materially and adversely affect our business, regardless of whether the allegations are valid or whether we are liable. Currently we have no product liability insurance coverage, and even if there was such coverage, there would be no assurance that such coverage would be sufficient to properly protect us. Further, claims of this type, whether substantiated or not, may divert our financial and management resources from revenue generating activities and the business operation.

Presently, we do not have insurance to cover any product liability claims. This lack of insurance may cause a material adverse impact on the Company if product liability claims arise.

INEFFECTIVE RISK MANAGEMENT POLICIES AND PROCEDURES. The Company relies on a combination of technical and human factors to protect the Company against risks. Its policies, procedures and practices are used to identify, monitor and control a variety of risks, including risks related to human error and hardware and software errors. The administration and results of each test are reviewed by a physician and a scientist in Malaysia before the results are released to the patient. The Company’s standard of operations has been developed internally primarily by Dr. Liew. These risk-management methods may not adequately prevent losses and may not protect us against all risks, in which case our business, economic conditions, operations and cash flows may be materially adversely affected.

We have risk-management policies, control systems and compliance manuals in place; however, there is no guarantee that such policies, systems, and manuals will be effectively applied in every circumstance by our staff For example; employees could override the system technology and theoretically waive requirements, thereby exposing our company to the risk of compromised test result.

WE WILL NEED ADDITIONAL FINANCING IN ORDER TO GROW OUR BUSINESS. We do not have significant assets with which to expand our business. We intend to expand our business through increased marketing efforts in Malaysia and elsewhere of our blood based genomic screening process. These additional expenditures are intended to be funded from cash on hand and, if necessary, third party sources, including the incurring of debt and/or the sale of additional equity securities. In addition to requiring additional financing to fund expansion, the Company may require additional financing to fund working capital and operating losses in the future should the need arise. The incurrence of debt creates additional financial leverage and therefore an increase in the financial risk of the Company’s operations. The sale of additional equity securities will be dilutive to the interests of current equity holders. In addition, there can be no assurance that such additional financing, whether debt or equity, will be available to the Company or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on appropriate terms could have a materially adverse impact on the business, financial condition and operating results of the Company.

AS WE UNDERTAKE OUR BUSINESS, WE WILL BE SUBJECT TO COMPLIANCE WITH POTENTIAL GOVERNMENT REGULATION THAT MAY INCREASE IN THE FUTURE. Currently, there are no governmental regulations that materially restrict our screening business. Pathology Laboratory Bill of 2007 (“Pathology Act”) has been passed by the Malaysian Parliament, however, since 2007, the government has not implemented the regulations underlying the legislation nor has the government enforced the Pathology Act. Any such regulations could establish criteria for the various classes and specialties of laboratories, the organization and management system of the laboratory, the qualification and experience of the person-in-charge, the qualification and competence of pathologists, scientific and technical staff engaged to conduct tests, and the standards of laboratory practice. We cannot predict whether we would be able to comply with the Pathology Act and its regulations, if implemented. In addition, there also is a risk that the regulations arising from the Pathology Act or new legislation or regulations could increase our costs of doing business or otherwise prevent us from carrying out the expansion of our business. Accordingly, our business may be harmed if we are no able to comply with any future governmental legislation or regulations, including the Pathology Act.

OUR BLOOD BASED GENOMIC SCREENING PROCESS MAY NOT ACHIEVE COMMERCIAL SUCCESSES IN THE MARKETPLACE. Our blood based genomic screening process may not be acceptable in the marketplace for a variety of factors. One factor may be that doctors and hospitals may be loathed to recommend our screening process as it may be deemed competitive to existing health care services that are offered by doctors and hospitals. Another factor may be that patients could be fearful of learning potentially negative health results and as a consequence, may not subscribe to our screening process. The occurrence of either of these factors may impact the successful reception of our product in the marketplace and negatively impair our further revenue potential.

BUSINESS DISRUPTIONS COULD SERIOUSLY HARM OUR FUTURE REVENUE AND FINANCIAL CONDITION AND INCREASE OUR COSTS AND EXPENSES. Our operations could be subject to power shortages, telecommunications failures, wildfires, water shortages, floods, earthquakes, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Unfavorable global economic conditions could adversely affect our business, financial condition, or results of operations.

We do not carry insurance for all categories of risk that our business may encounter. Although we intend to obtain some form of business interruption insurance in the future, there can be no assurance that we will secure adequate insurance coverage or that any such insurance coverage will be sufficient to protect our operations to significant potential liability in the future. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our financial position and results of operations.

OUR SOFTWARE IS HIGHLY COMPLEX AND MAY CONTAIN UNDETECTED ERRORS. Our proprietary software underlying our diagnosis is highly complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after a diagnosis. This may result in an inaccurate diagnosis which could expose us to substantial liability due to the misdiagnosis. Any errors or vulnerabilities discovered in our software could result in damage to our reputation, loss of clients, loss of revenue or liability for damages, any of which could adversely affect our growth prospects and our business.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY ADEQUATELY. Our proprietary software is an essential asset of our business. To establish and protect our intellectual property rights, we rely primarily upon a trade secrets, and to a lesser extent, contractual provisions with current and future employees. Further, our software is not patent protected nor is it copyrighted. Resultantly, our efforts to protect our intellectual property may not be sufficient or effective. If these measures do not protect our intellectual property rights, third parties could use the Company’s technology, and its ability to compete in the market would be reduced significantly.

In addition, we may not be effective in policing unauthorized use of our intellectual property. Even if we do detect violations, we may need to engage in litigation to enforce our intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert our management’s attention. In addition, our efforts may be met with defenses and counterclaims challenging the validity and enforceability of our intellectual property rights or may result in a court determining that our intellectual property rights are unenforceable. If we are unable to cost-effectively protect our intellectual property rights, then our business could be harmed.

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY CLAIMS, WHICH ARE EXTREMELY COSTLY TO DEFEND, COULD REQUIRE US TO PAY SIGNIFICANT DAMAGES AND COULD LIMIT OUR ABILITY TO USE CERTAIN TECHNOLOGIES IN THE FUTURE. Companies in bio-medical or bio-technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. To the extent we gain greater public recognition, we may face a higher risk of being the subject of intellectual property claims. Third-party intellectual property rights may cover significant aspects of our technologies or business methods or block us from expanding our offerings. Any intellectual property claims against us, with or without merit, could be time consuming and expensive to settle or litigate and could divert the attention of our management. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters.

In addition, some of our competitors have extensive portfolios of issued patents. Many potential litigants, including some of our competitors and patent holding companies, have the ability to dedicate substantial resources to enforcing their intellectual property rights. Any claims successfully brought against us could subject us to significant liability for damages and we may be required to stop using technology or other intellectual property alleged to be in violation of a third party’s rights. We also might be required to seek a license for third-party intellectual property. Even if a license is available, we could be required to pay significant royalties or submit to unreasonable terms, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.

WE FACE COMPETITION FROM OTHER LABORATORIES AND OUR OPERATING RESULTS WILL SUFFER IF WE FAIL TO COMPETE EFFECTIVELY. We believe there are a limited number of companies worldwide that specialize in RNA blood analysis to detect disease. However, there are a few laboratories in universities and research institutions that are attempting to extend their researches from DNA into RNA screening. If they have some breakthrough and they could be our potential competitors. Many of our potential competitors may have strong financial and resources, such as sophisticated research capabilities and development staff than we do. Their discovery and development of novel protocol that could make our genomic screening obsolete even though with FDA and European Union certification. As a result of these factors, our competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing and commercializing screening process for the cancer, inflammation, osteoarthritis and many more indications.

In addition, smaller or early-stage companies also may prove to be significant competitors, particularly through collaborative arrangements with large, established companies. In addition, many universities and private and public research institutes may become active in our target disease areas.

If our competitors market products that are more effective, safer or less expensive or that reach the market sooner than our future products, if any, we may not achieve commercial success. In addition, because of our limited resources, it may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical.

WE MAY INCUR SIGNIFICANT COSTS TO BE A PUBLIC COMPANY TO ENSURE COMPLIANCE WITH U.S. CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS AND WE MAY NOT BE ABLE TO ABSORB SUCH COSTS. We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect these costs to approximate $50,000 per year, consisting of $25,000 in legal, $20,000 in audit and $5,000 for EDGAR filing and transfer agent fees. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We may not be able to cover these costs from our operations and may need to raise or borrow additional funds. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business operations.

OUR OFFICERS AND DIRECTORS MAY HAVE A CONFLICT OF INTEREST WITH THE MINORITY SHAREHOLDERS AT SOME TIME IN THE FUTURE. SINCE THE MAJORITY OF OUR SHARES OF COMMON STOCK ARE OWNED BY OUR OFFICERS AND DIRECTORS AND A KEY CONSULTANT, OUR OTHER STOCKHOLDERS MAY NOT BE ABLE TO INFLUENCE CONTROL OF THE COMPANY OR DECISION MAKING BY MANAGEMENT OF THE COMPANY. Our Officers and Directors beneficially own approximately 40% of our outstanding common stock. The interests of our Officers and Directors may not be, at all times, the same as that of our other shareholders. Our Officers and Directors are not simply passive investors but are also executives of the Company, their interests as executives may, at times be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon our directors exercising, in a manner fair to all of our shareholders, their fiduciary duties as officers or as member of the Company’s Board of Directors. Also, our directors will have the ability to control the outcome of most corporate actions requiring shareholder approval, including the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership may also have the effect of delaying, deferring or preventing a change of control of us, which may be disadvantageous to minority shareholders.

BECAUSE OUR OFFICERS AND DIRECTORS MAY IN FUTURE HAVE OUTSIDE BUSINESS ACTIVITIES, THERE IS A POTENTIAL CONFLICT OF INTEREST, INCLUDING THE AMOUNT OF TIME THEY WILL BE ABLE TO DEDICATE TO THE COMPANY. Currently our officers, who are also directors, have been working on promoting business for the Company. A potential conflict of interest may arise in the future that may cause our business to fail, including conflicts of interest in allocating their time to our company and their other business interests. While our officers have verbally agreed to devote sufficient time and attention to the affairs of the Company, we have no written arrangement with our officers regarding this matter. As a result, we may face conflicts between business decisions that they may have to make regarding our operations and that of their other business interests.

BECAUSE OUR MANAGEMENT DOES NOT HAVE PRIOR EXPERIENCE RUNNING A PUBLIC COMPANY, WE MAY HAVE TO HIRE INDIVIDUALS OR SUSPEND OR CEASE OPERATIONS.

Because our management has limited prior experience in running a public company, including the preparation of reports under the Securities Act of 1934, we may have to hire additional experienced personnel to assist us with the preparation thereof. If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations entirely.

INDEPENDENT AUDIT COMMITTEE. Although the common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by NASDAQ. Currently, BGLC has no independent audit committee. The full board of directors’ functions as audit committee and is comprised of three directors, one of whom is considered to be “independent” in accordance with the requirements set forth in NASDAQ Listing Rule 5605(a)(2). An independent audit committee plays a crucial role in the corporate governance process, assessing our Company’s processes relating to our risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may prevent the board of directors from being independent from management in its judgments and decisions and its ability to pursue the responsibilities of an audit committee without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of the business could be compromised. An independent audit committee is required for listing on any national securities exchange; therefore, until such time as we meet the audit committee independence requirements of a national securities exchange, we will be ineligible for listing on any national securities exchange.

POTENTIAL DATA BREACHES. If we are successful, our services will generate and process a large quantity of personal health condition data. We face risks inherent in handling large volumes of data and in protecting the security of such data. In particular, we face a number of challenges relating to data inter-connected with regional labs, including:

•	protecting the data in and hosted on our system, including against hacking on our system by outside parties or our employees;
•	addressing concerns related to privacy and sharing, safety, security and others;
•	complying with applicable laws, rules and regulations relating to the collection, use, disclosure of personal information, including any requests from regulatory and government authorities relating to such data;
•	Any systems failure or security breach or lapse that results in the release of user data could harm our reputation and brand and, consequently, our business, in addition to exposing us to potential legal liability.

As we expand our operations, we may be subject to these laws in other jurisdictions where our customers and other participants are located. The laws, rules and regulations of other jurisdictions may impose more stringent or conflicting requirements and penalties than those in Malaysia, compliance with which could require significant resources and costs. Our privacy policies and practices concerning the collection, use and disclosure of user data are posted on our websites. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or privacy protection-related laws, rules and regulations could result in proceedings or actions against us by authorities or others. These proceedings or actions may subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and severely disrupt our business.

CROSS-BORDER OPERATIONS. As we plan to continue expanding our existing cross-border operations into existing and other markets, we will face risks associated with expanding into markets in which we have limited or no experience and in which our company may be less well-known. We may be unable to attract a sufficient number of customers and other participants, fail to anticipate competitive conditions or face difficulties in operating effectively in these new markets. The expansion of our cross-border business will also expose us to risks relating to staffing and managing cross-border operations, increased costs to protect intellectual property, tariffs and other trade barriers, differing and potentially adverse tax consequences, increased and conflicting regulatory compliance requirements, lack of acceptance of our service offerings, challenges caused by distance, language and cultural differences, exchange rate risk and political instability. Accordingly, any efforts we make to expand our cross-border operations may not be successful, which could limit our ability to grow our revenue, net income and profitability.

RISKS RELATED TO DOING BUSINESS IN ASIA PACIFIC REGION. Changes in the political and economic policies of the local government may materially and adversely affect our business, financial condition and results of operations and may result in our inability to sustain our growth and expansion strategies. Accordingly, our financial condition and results of operations are affected to a significant extent by economic, political and legal developments in Asia Pacific region.

The Asia Pacific economy differs from the economies of most developed countries in many respects, including the extent of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. In addition, the government continues to play a significant role in regulating industry development by imposing industrial policies. The government also exercises significant control over economic growth by allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, regulating financial services and institutions and providing preferential treatment to particular industries or companies.

The local government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall economy, but may also have a negative effect on us. Our financial condition and results of operation could be materially and adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. In addition, the government has implemented in the past certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity, which in turn could lead to a reduction in demand for our services and consequently have a material adverse effect on our businesses, financial condition and results of operations.

YOU MAY EXPERIENCE DIFFICULTIES IN EFFECTING SERVICE OF LEGAL PROCESS, ENFORCING FOREIGN JUDGMENTS OR BRINGING ORIGINAL ACTIONS IN MALAYSIA BASED ON UNITED STATES OR OTHER FOREIGN LAWS AGAINST US OR OUR MANAGEMENT. Our operating subsidiary is incorporated in Malaysia and conducts substantially all of our operations in Asia Pacific. All of our executive officers and directors reside outside the United States and all of their assets are located outside of the United States. As a result, it may be difficult or impossible for shareholders to bring an action against us or against these individuals in Malaysia in the event that you believe that your rights have been infringed under the securities laws of the United States or otherwise. Even if you are successful in bringing an action of this kind, the laws of Malaysia may render you unable to enforce a judgment against our assets or the assets of our directors and officers. There is no statutory recognition in Malaysia of judgments obtained in the United States, although the courts of Malaysia will generally recognize and enforce a non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits. The rights of shareholders to take legal action against us and our directors, actions by minority shareholders and the fiduciary responsibilities of our directors are to a large extent governed by the common law of Malaysia. The common law of Malaysia is derived in part from comparatively limited judicial precedent in Malaysia as well as from English common law, which provides persuasive, but not binding, authority in a court in Malaysia. The rights of our shareholders and the fiduciary responsibilities of our directors under Malaysian law are not as clearly established as they would be under statutes or judicial precedents in the United States. In particular, Malaysia has a less developed body of securities laws than the United States and provides significantly less protection to investors. As a result, our public shareholders may have more difficulty in protecting their interests through actions against us, our management, our directors or our major shareholders than would shareholders of a corporation incorporated in a jurisdiction in the United States.

Risks Related to Our Common Stock

SALES OF OUR COMMON STOCK IN RELIANCE ON RULE 144 MAY REDUCE PRICES IN THAT MARKET BY A MATERIAL AMOUNT. A significant number of the outstanding shares of our common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act. As restricted securities, those shares may be resold only pursuant to an effective registration statement or pursuant to the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that an affiliate (i.e., an officer, director or control person) who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of the issuer’s outstanding common stock. The alternative limitation on the number of shares that may be sold by an affiliate, which is related to the average weekly trading volume during the four calendar weeks prior to the sale is not available to stockholders of companies whose securities are not traded on an “automated quotation system”; because the OTC-QB Market is not such a system, market-based volume limitations are not available for holders of our securities selling under Rule 144.

Pursuant to the provisions of Rule 144, there is no limit on the number of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days before the date of the proposed sale) after the restricted securities have been held by the owner for a prescribed period, although there may be other limitations and/or criteria to satisfy. A sale pursuant to Rule 144 or pursuant to any other exemption from the Securities Act, if available, or pursuant to registration of shares of our common stock held by our stockholders, may reduce the price of our common stock in any market that may develop.

YOU MAY NOT BE ABLE TO LIQUIDATE YOUR INVESTMENT SINCE THERE IS NO ASSURANCE THAT A PUBLIC MARKET WILL DEVELOP FOR OUR COMMON STOCK OR THAT OUR COMMON STOCK WILL EVER BE APPROVED FOR TRADING ON A RECOGNIZED EXCHANGE. There is no established public trading market for our securities. Although we intend to be quoted on the OTC-QB Market in the United States, our shares are not and have not been quoted on any exchange or quotation system. We cannot assure you that a market maker will agree to file the necessary documents with the FINRA, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate its investment, which will result in the loss of your investment.

OUR COMMON STOCK IS SUBJECT TO THE “PENNY STOCK” RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK. Under U.S. federal securities legislation, our common stock will constitute “penny stock”. Penny stock is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a potential investor’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve an investor’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination. Brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

IN THE FUTURE, WE MAY ISSUE ADDITIONAL COMMON AND PREFERRED SHARES, WHICH WOULD REDUCE INVESTORS’ PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE. Our Articles of Incorporation authorize the issuance of 300,000,000 shares of common stock. As of the date of this filing, the Company had 102,730,891 shares of common stock outstanding. Accordingly, we may issue up to an additional 197,269,109 shares of common stock. In addition, we have the right to issue 30,000,000 shares of preferred stock. The preferred stock is known as “blank check” as the Board of Directors is authorized to set the rights, privileges and preference of the preferred stock. The future issuance of common stock and preferred may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock or preferred stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

UPON EFFECTIVENESS OF THIS REGISTRATION STATEMENT, WE WILL NOT BE A FULLY REPORTING COMPANY UNDER SECTION 12(G) OF THE SECURITIES EXCHANGE ACT OF 1934, RATHER WE WILL BE SUBJECT TO THE REPORTING REQUIREMENTS OF SECTION 15(D) OF THE EXCHANGE ACT WHICH IS LESS RESTRICTIVE ON US AND OUR INSIDERS.

In order for us to become a fully reporting company under Section 12(g) of the Exchange Act, we will have to file a Registration Statement on Form 8-A. If we do not become subject to Section 12 of the Exchange Act, we will be subject to Section 15(d) of the Exchange Act, and as such we will not be required to comply with (i) the proxy statement requirements which means shareholders may have less notice of pending matters, and (ii) the Williams Act which requires disclosure of persons or groups that acquire 5% of a company’s publicly traded stock and also regulates tender offers. In addition, our officer, director and 10% stockholder will not be required to submit reports to the SEC on their stock ownership and stock trading activity. These reports include Form 3, 4 and 5. Therefore, as a shareholder, less information and disclosure concerning these matters will be available to you.

WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR COMMON STOCK, OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM. We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

OUR COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE WHICH MAY SUBJECT US TO SECURITIES LITIGATION THEREBY DIVERTING OUR RESOURCES WHICH MAY AFFECT OUR PROFITABILITY AND RESULTS OF OPERATION. The market price for our common stock is likely to be highly volatile as the stock market in general and the market for Internet-related stocks.

The following factors will add to our common stock price’s volatility:

-	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

-	changes in estimates of our financial results or recommendations by securities analysts;

-	changes in market valuations of similar companies;

-	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

-	regulatory developments in Malaysia or other countries wherein we expect to conduct business;

-	litigation involving our company, our general industry or both;

-	investors’ general perception of us; and

-	changes in general economic, industry and market conditions.

Many of these factors are beyond our control. These factors may decrease the market price of our common stock, regardless of our operating performance. In the past, plaintiffs have initiated securities class action litigation against a company following periods of volatility in the market price of its securities. In the future, we may be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

REDUCED DISCLOSURE REQUIREMENTS APPLICABLE TO EMERGING GROWTH COMPANIES MAY MAKE OUR COMMON STOCK LESS ATTRACTIVE TO INVESTORS. We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and
•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will remain an emerging growth company for up to five full fiscal years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any January 31 before that time, we would cease to be an emerging growth company as of the following December 31, or if our annual revenues exceed $1 billion, we would cease to be an emerging growth company the following fiscal year, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an emerging growth company immediately.

Notwithstanding the above, we are also currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, nor a majority-owned subsidiary of a parent company that is not a smaller reporting company, and has a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. If we are still considered a “smaller reporting company” at such time as we cease to be an “emerging growth company,” we will be subject to increased disclosure requirements. However, the disclosure requirements will still be less than they would be if we were not considered either an “emerging growth company” or a “smaller reporting company.” Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2015; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in its SEC filings due to its status as an “emerging growth company” or “smaller reporting company” may make us less attractive to investors given that it will be harder for investors to analyze the Company’s results of operations and financial prospects and, as a result, it may be difficult for us to raise additional capital as and when we need it.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate offices are located at Unit 02, Level 10, Tower B, Avenue 3, The Vertical Business Suite II, Bangar South, No. 8 Jalan Kerinchi, Kuala Lumpur, Malaysia. The lease commenced in December 15, 2019 and terminates in December 15, 2021. The space consists of 1,300 square feet with an annual rent of approximately $13,200 USD.

Our laboratory is located at Lab 353, University Science Malaysia, George Town, Penang, Malaysia. The lease commenced on May 2017 and terminates on April 2022. The space consists of 1,500 square feet with an annual rent of approximately $8,400 USD.

We also have a blood collection center located on 1st floor, Lifecare Medical Centre, Kuala Lumpur, Malaysia. As mentioned above, Lifecare Medical Centre refers their patients to us and as a result, they have allowed to maintain a blood collection center on their premises on a rent free basis.

Item 3. Legal Proceedings.

There are presently no pending legal proceedings to which the Company or any of its property is subject, or any material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities is a party or has a material interest adverse to the Company, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On March 11, 2020, FINRA authorized the trading of our common stock under the symbol “BGLC”, however at the moment there is no established public market for our common stock, and a public market may never develop. In addition, there may never be substantial activity in such market. If there is substantial activity, such activity may not be maintained, and no prediction can be made as to what prices may prevail in such market.

If we become able to have our shares of common stock quoted on the OTC-QB tier of OTC Markets, we will then try, through a broker-dealer and its’ clearing firm, to become eligible with the DTC to permit our shares to be traded electronically. If an issuer is not “DTC-eligible,” its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially OTC Markets), means that shares of an issuer will not be able to be traded (technically the shares can be traded manually between accounts, but this may take days and is not a realistic option for issuers relying on broker-dealers for stock transactions - like all the companies on the OTC Markets). What this means is that while DTC-eligibility is not a requirement to trade on the OTC Markets, it is however a necessity to efficiently process trades on the OTC Markets if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it may take.

Capital Stock:

Our authorized capital stock consists of 300,000,000 shares of common stock, no par value per share, and 30,000,000 shares of preferred stock, no par value per share. As of March 30, 2020, there are 102,730,891 shares of our common stock issued and outstanding that was held by 183 stockholders of record and no shares of preferred stock issued and outstanding. The shares of preferred stock are “blank check’ meaning the Company’s Board of Directors can issue shares of preferred stock in such series with such rights, privileges and preferences as determined from time to time by the Board of Directors without shareholder approval.

Dividend Policy

The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its Common Stock or Preferred Stock. The issuance of any of our Common Stock or Preferred Stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities.

During October 3, 2019, the Company issued a total of 13,000,000 shares of common stock to 41 service providers. These independent providers organized promotional and marketing road shows in Shanghai and Beijing, China and in major towns in Malaysia at their own expenses.

The offer and sale of all of the securities above was effected under Regulation S promulgated under the Securities Act, as amended, as each such shareholder is a non-US Person, was not acquiring the shares on behalf of a US Person, and will not sell the shares unless pursuant to a registration statement or an available exemption.

Item 6. Selected Financial Data.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General.

Our Company was incorporated on April 5, 2017 and operations of our Malaysian company began operations in July 2017. Consequently, the following discussion and analysis of the results of operations and financial condition of the Company is for fiscal years ended December 31, 2019 and December 31, 2018, respectively. This information should be read in conjunction with the notes to the financial statements that are included elsewhere herein. The consolidated financial statements presented herein (and to which this discussion relates) reflect the results of operations of the Company and its Malaysian subsidiary. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

COMPANY OVERVIEW

Our financial statements are prepared in US Dollars and in accordance with accounting principles generally accepted in the United States. See information immediately below for information concerning the exchange rates at the Malaysian translated into US Dollars (“USD”) at various pertinent dates and for pertinent periods.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the year ended December 31,
	2019	2018
Year-end MYR : US$1 exchange rate	4.0925	4.1391
Yearly average MYR : US$1 exchange rate	4.1410	4.0355

Summary of Business

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

Our principal office address is Unit 02, Level 10, Tower B, Avenue 3, The Vertical Business Suite II, Bangar South, No. 8 Jalan Kerinchi, Kuala Lumpur, Malaysia., our lab is located at Lab 353, Chemical Science Centre, University Science Malaysia, George Town, Penang, Malaysia. We also have a blood collection center located at 1st floor, Lifecare Medical Centre, Kuala Lumpur, Malaysia. Our telephone number is (+60) 122126512 and currently, we do not have a web-site.

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

The Institute is a Malaysian private limited company operating the business of Institut Jantung Negara, Malaysia’s National Heart Institute (“NHI”). NHI is the national referral centre for acute myocardial infraction diseases (“AMI”) which provide diagnostic, medical and surgical services. NHI is under the direction of the Malaysian Ministry of Health. The Principal Investigator is an employee of the Institution and he is an experienced head of cardiologist and an interventionist of NHI.

Pursuant to the Development Agreement, the Institute and NHI, through the Principal Investigator, have agreed to collaborate in a research project with the Subsidiary to provide information for purposes of utilizing and further developing our RNA technology. Blood samples will be collected from consenting AMI patients within two hours of being admitted to the NHI and prior to the administering any medication, so as to provide a true picture of the changes in the patient’s RNA by the microarray system. The blood samples will be provided to our lab where the RNA will be extracted for analysis. Similar to our other disease analysis process, the isolated RNA will be hybridized, probe array washed and stained and array scanned. We will then use the data from the research project to create a gene expression profile for the likelihood of an AMI event in patients using our RNA analysis. We expect to develop a gene panel from this project within the next 3 to 6 months.

Among other terms and conditions, the research project will expire on December 31, 2020 and the Subsidiary is required to pay the approximately $1,100 per month in fees to NHI for the usage of its freezer and allowance for nurses and doctors who are required to explain to each participating patient about the research, his consent and patient consultation on the blood- based gene expression report for each patient.

For the past 6 months, we have spent substantial time and effort on planning and preparing documentation for the Institute’s Ethics Committee review and approval such as establishing the objectives and benefits of the research and process protocols and other procedural items. Following the successful conclusion of the study by August 2020, we are hopeful that NHI will take the lead to incorporate our RNA screening into their regular screening processes for patients. Industry information from the Institute indicates that Malaysians are developing heart disease at a younger age compared with their peers in other countries.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018 (Audited).

The following table sets forth key components of the results of operations for fiscal year ended December 31, 2019 and 2018, respectively. The discussion following the table addresses these results.

	Year ended December 31,
	2019	2018

REVENUE	$126,955	$212,328
COST OF REVENUE	(71,067)	(183,563)
GROSS PROFIT	55,888	28,765
OTHER INCOME	25,048	273,066
OPERATING EXPENSES
General and administrative	(356,943)	(241,930)
(LOSS)/PROFIT FROM OPERATIONS	(276,007)	59,901
Tax expense:
Deferred tax	4,477	-
Income tax	24759	(33,447)
Total tax expense	29,237	(33,447)
NET/(LOSS) PROFIT	$(246,770)	$26,454
Other comprehensive income:
Foreign currency translation gain/(loss)	9,874	(41,028)
COMPREHENSIVE (LOSS)	$(236,896)	$(14,574)

Revenues. For the annual period ended December 31, 2019, we had revenues of $126,955 as compared to revenues of $212,328 for the annual period ended December 31, 2018, a decrease of approximately 40.2% from the prior period. The decrease in revenues for the twelve-month period is due to lesser number of patient referrals from local hospitals. As discussed above, following the successful conclusion of the Development Agreement with the National Heart Institute (NHI) in August 2019, we are hopeful that the NHI will take the lead to incorporate our RNA screening for heart disease into their regular screening processes for patients. We would then expect to expand the use of our screening process to other major hospitals in Malaysia.

Cost of revenues. For the annual period ended December 31, 2019, we had cost of revenues of $71,067, as compared to cost of revenues of $183,563 for the annual period ended December 31, 2018, a decrease of approximately 61.3% from the prior period. The decrease for the current year end period reflects the reduction in revenues for the same year end period. However the cost of revenue saving by 30.5% (55.98% in year 2019 vs 86.45% in year 2018) from prior period due to saving from bulk purchase of lab consumables.

Other Income. For the annual period ended December 31, 2019, we had other income of $25,048, as compared $273,066 for the annual period ended December 31, 2018, a substantial percentage reduction from the prior period. On February 14, 2018, Dr. Liew, our largest shareholder, waived all amounts due him in connection with his transfer of equipment and consumable stock to our subsidiary which occurred in June 2017. The amount due Dr. Liew was the amount of $263,001 (currency adjusted). The Company did not have a similar waiver event for the current year period. The other component of Other Income was interest on excess funds. During the current year end period, we changed our deposits of excess funds to short term fixed instruments which had a higher interest rate.

Operating Expenses. For the annual period ended December 31, 2019, we had operating expenses of $356,943, as compared to operating expenses of $241,930 for the annual period ended December 31, 2018, an increase of approximately 24.2%. The operating expenses include depreciation of fixed assets, stock grants to officers/directors, shares issuances to service providers, employee compensation and benefits, professional fees and marketing and travel expenses. The increase for the current year period reflects costs attributable to office renovations and furniture and fixtures purchases which occurred during the current period, along with increased depreciation and higher professional fees during the current period due to our reporting status under US federal securities laws.

Profit/(loss) from operations. We had a loss from operations of $275,705 for the annual period ended December 31, 2019 compared with a profit from operations of $59,901 for the annual period ended December 31, 2018 for the reasons discussed above.

Tax expense. For the year ended December 31, 2019, we had income tax expense of $4,423 less over provision of taxation for prior year of $29,182 for income tax credit amount of $24,759 and adjustment for over provision of deferred tax liabilities in prior year, credit amount of $4,477, total tax expenses were $29,237. Last year ended December 31, 2018, we had income tax expense of $33,447 which was over provided and had adjusted in current year.

Foreign currency translation gain/loss. For the annual period ended December 31, 2019, we had foreign currency translation gain of $11,256 compared with foreign currency translation loss $41,028 for the prior annual period.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2018, we had working capital of $830,997 compared with working capital of $1,235,461 as of December 31, 2017. The decrease in working capital as of December 31, 2019 from December 31, 2018 is due principally to the operating loss the Company experienced for the current year end period.

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

Summary of Significant Accounting Policies.

•	Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

•	Basis of consolidation

The consolidated financial statements include the accounts of Bionexus Gene Lab Corp. and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Use of estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

•	Cash and cash equivalents

Cash and cash equivalents represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Operating leases

Operating leases are included in right-of-use (“ROU”) assets, operating lease non-current liabilities, and operating lease current liabilities in our consolidated balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognised at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, the Company generally use the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payment is recognised on a straight-line basis over the lease term. The Company adopted Malayan Banking (Maybank) Berhad’s base lending rate as a reference for discount rate, as this is the largest bank and national bank of Malaysia

•	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis to write off the cost over the following expected useful lives of the assets concerned. The principal annual rates used are as follows:

Categories	Principal Annual Rates/Expected Useful Life
Furniture & fittings	20%
Computer and software	33%
Motor vehicle	10%
Lab Equipment	10%
Office equipment	20%
Renovation	20%

Fully depreciated plant and equipment are retained in the financial statements until they are no longer in use.

•	Trade receivables

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

•	Inventories

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

•	Impairment of long-lived assets

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

•	Finance lease

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

•	Revenue recognition

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

i.	The amount of revenue can be measured reliably;
ii.	It is probable that the economic benefits associated with the transaction will flow to the entity;
iii.	The stage of completion of the transaction at the end of the reporting period can be measured reliably; and
iv.	The costs incurred for the transaction and the costs to complete the transaction can be measured reliably.

b.	Interest income

Interest is recognized on receipt basis.

•	Cost of revenues

Cost of revenue includes the purchase cost of retail goods for re-sale to customers and packing materials (such as boxes). It excludes purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs of distribution network in cost of revenues.

•	Shipping and handling fees

Shipping and handling fees, if billed to customers, are included in revenue. Shipping ang handling fees associated with inbound and outbound freight are expensed as incurred and included in selling and distribution expenses.

•	Comprehensive income

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

•	Income taxes

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

•	Net loss per share

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

•	Foreign currencies translation

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the year ended December 31,
	2019	2018
Year-end MYR: US$1 exchange rate	4.0925	4.1391
Yearly average MYR: US$1 exchange rate	4.141	4.036

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, trade receivable, deposits and other receivables, amount due to related parties and other payables approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1: Observable inputs such as quoted prices in active markets;

•	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

As of December 31, 2019, and December 31, 2018, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-15, which appear at the end of this Form 10-K Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of December 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

●

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) as set forth in its Internal Control - Integrated Framework. This assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following material deficiencies:

●	We were unable to maintain segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director.

●

Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures.

These control deficiencies to our 2019 or 2018 interim or annual financial statements could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2019, other than the change in ownership, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age, and position of sole executive officers and directors. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Directors are elected annually by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

NAME	AGE	POSITION
Soo Kow (Kenny) Lai	52	Chairman
Chi Yuen (George) Leong	69	President and Director
Chan Chong Wong	58	Chief Executive Officer and Director
Wei Li Leong	31	Chief Financial Officer

Soo Kow (Kenny) Lai has been our Chairman of the Board since inception. Mr. Lai received his Bachelor of Jurisprudence from University of Malaya and Bachelor of Business Administration, Wharton Management School, Malaya. Mr. Lai had served as Managing Director, CEO for several Malaysian companies for the past 25 years. From 2014 until the present, he has been serving as the Director General of Oversea Investment Union of The Investment Association of China. He was the Operation Director of Tower Regency Hotel from 2010 to 2014. Mr. Lai brings a wide range of business experience to our board of directors.

Chi Yuen (George) Leong been our President since inception. He was the Chief Executive Officer of Network Food Australia from February 1, 2006 until August 20, 2008. He joined Arem Pacific Corporation the Chief Executive Officer from March 1, 2009 until Sept 30, 2015. Mr. Leong received a Bachelor of Behavioral Sciences from the University of East Asia, Malaysia. Mr. Leong brings a wide range of business experience, including experience with public companies, to our board of directors.

Chan Chong Wong has been our Chief Executive Officer since inception. From 1990 to the present, Mr. Wong is the Managing Partner for Handy & Trendy Trading in Malaysia. Besides, he started the Modern Mum, a lady fashion retail and wholesale chain stores in Malaysia from 2008 to 2014. The latest venture is with from 2014 until today, he has been serving as the Chief of Staff for the Oversea Investment Union of The Investment Association of China. He received a Bachelor’s degree from University Asia Institute of Management Science and received an Executive Master in Business Administration, Beijing University.

Wei Li Leong has been Chief Financial Officer and Principal Accounting Officer of the Company since inception. Ms. Leong is a Certified Public Accountant and graduated from RMIT University, Melbourne with a Bachelor’s degree in Business (Accountancy). From September 1, 2010 to February 22, 2012, she worked as trainee and later as accountant with SJ Accounting Services firm in Melbourne, Australia. From March 2013 to February 2015, she was engaged with BDO Malaysia in the tax compliance department and from March 2015 to February 2017, she was employed by Ernst & Young (Malaysia) specializing in international tax. Ms. Leong is currently self employed as a tax consultant. Ms. Leong is the daughter of the Company’s President.

Significant Consultant.

Professor Liew Choong-Chin (age 82) provides overall technical guidance on our blood screening business. Dr. Liew received his PhD in pathological chemistry from the University of Toronto, Canada in 1967. He was professor in the Department of Laboratory Medicine and Pathobiology at the University of Toronto from 1970 until retiring in 2003. Currently he is Professor Emeritus (UT) and Visiting Professor of Medicine at Brigham and Women’s Hospital, Harvard Medical School. Over the course of his teaching career, Professor Liew trained more than two dozen PhD and MSc students and some 50 postdoctoral fellows.

Dr. Liew began his research in 1962 while doing his Doctorate study supervised by Dr. Best in Banting and Best Institute, Toronto (Insulin was discovered by Banting and Best, the key to preventing diabetes and controlling normal metabolism. In 1923 Nobel Prize was awarded for one of the most important, and most controversial, breakthroughs in modern medical history).

Professor Liew is a pioneer in the emerging field of molecular medicine and globally recognized as a leader in disease-specific genomics research. He has received some 14 Honorary Professorships in universities including The Chinese University of Hong Kong, and Peking University, Beijing. In 2002 he won the Society of Chinese Bio scientists in America (SCBA) Distinguished Scientist Award (Ontario Chapter) and the Makoto Nagano Award for Achievements in Cardiovascular Education, and in 2005 the Nanyang Distinguished Alumni Award.

To date, he has published more than 300 original scientific papers, abstracts, and monographs. His 1997 landmark publication in Circulation, a pre-eminent U.S. peer reviewed journal, reported his work in cardiovascular genomics. This report is widely acknowledged to represent the most comprehensive analysis of genes expressed in a single human organ. More recently Professor Liew and Dr Victor Dzau, Chancellor for Health Affairs of Duke University, published “Molecular Genetics and Genomics of Heart Failure in Nature Reviews Genetics (2004) and co-edited Cardiovascular Genetics and Genomics for the Cardiologist, published in July 2007 by Blackwell’s, Oxford.

Family Relationships

Except as stated herein above, there are no family relationships among our directors or officers.

Involvement in Legal Proceedings

To the best of our knowledge, none of our directors or executive officers, during the past ten years, has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Securities and Exchange Commission.

Director Independence

Our Board of Directors is currently composed of three members, whom do not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the directors are not, and have not been for at least three years, one of our employees and that neither the Director, nor any of their family members have engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to our director that no relationship exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by our director and us with regard to our director’s business and personal activities and relationships as they may relate to us and our management.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and Chief Financial Officer; however, we intend to adopt one in the near future.

Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early stage company, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our Directors and Officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

In addition, our Officers have committed to spend a sufficient amount of time and attention to the affairs of the Company to fulfill their respective officer responsibilities. In this regard, generally, each Officer spends between 15 to 40 hours per week on the affairs of the Company, depending on the circumstances. Therefore, we may face conflicts of interest between the time and attention each Officer devotes to the Company and that of their other business interests.

Other than as described above, we are not aware of any other conflicts of interest of our executive Officers and Directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred since our incorporation concerning our Director, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11. Executive Compensation.

Summary Executive Compensation Table

The following table reflects the Summary Compensation for our named executive officers for fiscal years ended December 31, 2019, 2018 and 2017, respectively. For such periods, there were no bonus, non-equity plan compensation, nonqualified compensation earnings or other compensation other than as stated below for the named executive officers. Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future.

			Stock		Other
			Award		Compensation	Total
Name and Position	Year	Salary	$		$	$
Soo Kow Lai	2017	0	0		0	0
Chairman	2018	0	0		0	0
	2019	0	$5,000	(2)	0	$5,000

Chan Chong Wong	2017	0	0		0	0
Chief (Principal)	2018	0	0		0	0
Executive Officer	2019	0	$5,000	(2)	0	$5,000

Chan Chong Wong	2017	0	0		0	0
Chief (Principal)	2018	0	0		0	0
Executive Officer	2019	0	$5,000	(2)	0	$5,000

Wei Li Leong	2017	0	$1,000	(1)	0	1,000
Chief (Principal)	2018	0	0		0	0
Financial Officer	2019	0	$2,000	(2)	0	$2,000

(1). On October 10, 2017, the named officer received 1,000,000 shares of common stock of the Company. These shares were valued at $1,000. Ms. Leong received 1,000,000 shares of common stock in connection with her appointment as Chief Financial Officer of the Company.

(2). On October 1, 2019 (“Grant Date”), the Company and each officer set forth below entered into a Stock Grant Agreement (“Stock Grant Agreements”) pursuant to which the Company made the following common stock grants to the respective officer; Soo Kow Lai-5,000,000 shares, Chi Yuen Leong-5,000,000 shares, Chan Chong Wong-5,000,000 shares and Wei Li Leong-2,000,000. The shares were allocated at $0.001 per share each.

Employment Agreements

The Company does not have any employment or other compensation agreement with its executive officers. Moreover, there are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Grants of Plan-Based Awards

Except as stated above, no plan-based awards were granted to any of our named executive officers during the interim fiscal year ended December 31, 2018.

Outstanding Equity Awards at Interim Fiscal Year End

The equity awards reflected in the Summary Compensation Table above represents all restricted stock awards issued to our executive officers at December 31, 2019. No other stock or stock option awards were granted to any other officer of the Company as at December 31, 2019.

Option Exercises and Stock Vested

No option to purchase our capital stock was exercised by any of our named executive officers, nor was any restricted stock held by such executive officers vested during the interim fiscal period ended December 31, 2018

Pension Benefits

No named executive officers received or held pension benefits during the interim fiscal period ended December 31, 2019.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of the date hereof, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five percent (5%); (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. The information is based on 102,730,891 shares of common stock issued and outstanding as of this date.

	Amount and Nature of
Name and Address of Beneficial Owner	Beneficial Ownership(1)	Percent of Class
Officers and Directors
Soo Kow (Kenny) Lai(2) Chairman of Board	15,000,000	14.6%
Chi Yuen (George) Leong (2) President and Director	15,000,000	14.6%
Chan Chong Wong(2) Chief Executive Officer and Director	14,000,000	13.6%
Wei Li Leong(2) Chief Financial Officer	3,000,000	2.9%
All officers and directors as a group (4 persons)	47,000,000	45.75%
5% or greater shareholders
Dr. Choong-Chin Liew (3)	20,000,000	19.45%

_____________

(1) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has ownership of and voting power and investment power with respect to our Common stock or Preferred Shares. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(2) The address of each shareholder is the address of the Company.

(3) The address of the shareholder is 81 Millersgrove Dr., Toronto, Canada M2R 3S1.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 14. Principal Accountant Fees and Services.

Total Asia Associates PLT is the Company’s current independent registered public accounting firm.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2019	$18,349
2018	$39,704

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2019	$300
2018	$2,139

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2019	$0
2018	$2,122

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2019	$846
2018	$12,485

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

EXHIBIT INDEX

Exhibit	Description
3.1(a)	Articles of Incorporation of Registrant(1)
3.1(b)	Articles of Amendment of Registrant(1)
3.1(c)	Articles of Association of PE Furnishings Sdn. Bhd, Name Change to BGS Lab Sdn. Bdh and Name Change to BioNexus Gene Lab Sdn. Bdh(1)
3.2(a)	Bylaws of the Registrant(1)
10.1	Stock Exchange Agreement between the Registrant and BGS Lab Sdn. Bbh. and its shareholders dated August 23, 2017(1)
10.2	Securities and Laboratory Equipment/Stock/Technical Know-How Exchange Agreement between BGS Lab Sdn Bhd and Dr. Liew Choong Chin(1)
10.3	Waiver of Dr. Liew(1)
10.4	Stock Grant Agreement dated October 1, 2019 by and between the Company and each of Soo Kow Lai, Chi Yuen Leong, Chan Chong Wong and Wei Li Leong. (2)
21	Subsidiaries*
31.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*
___________

(1) Previously filed as an exhibit to the Company’s Form S-1 Registration Statement filed on January 29, 2019.

(2) Previously filed as an exhibit to the Company’s Form 8-K filed on October 1, 2019.

* Filed herewith

+ In accordance with SEC Release 33-8238, Exhibits 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioNexus Gene Lab Corporation
(Registrant)

/s/ Chan Chong Wong	Dated: March 31, 2020
Chan Chong Wong
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Chan Chong Wong	Dated: March 31, 2020
Chan Chong Wong
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Wei Li Leong	Dated: March 31, 2020
Wei Li Leong
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Soo Kow (Kenny) Lai	Dated: March 31, 2020
Soo Kow (Kenny) Lai
Chairman

/s/ Chi Yuen (George) Leong	Dated: March 31, 2020
Chi Yuen (George) Leong
President and Director

39

TOTAL ASIA ASSOCIATES PLT (AF002128 & LLP0016837- LCA)

A Firm registered with US PCAOB and Malaysian MIA

Block C-3-1, Megan Avenue 1, 189, Off Jalan Tun Razak,

50400, Kuala Lumpur. Tel: (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

BioNexus Gene Lab Corp.

Unit 02 Level 10, Tower B, Vertical Business Suite,

No. 8 Jalan Kerinchi, Bangsar South,

59200 Kuala Lumpur, Malaysia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioNexus Gene Lab Corp. (“the Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the each of two years in the year ended of December 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of two years in the year ended December 31, 2019 and

2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/Total Asia Associates PLT

TOTAL ASIA ASSOCIATES PLT

We have served as the Company’s auditor since 2018.

Kuala Lumpur, Malaysia

Date: March 27, 2020

BIONEXUS GENE LAB CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”))

		As of
	Note	December 31, 2019	December 31, 2018
		(Audited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and bank balances		366,038	659,235
Fixed deposits placed with financial institutions		493,038	601,004
Other receivables and deposits		13,057	22,814
Tax recoverable	7	2,858	-
Inventories		7,580	15,301
Total current assets		$882,571	$1,298,354

NON-CURRENT ASSETS
Operating lease right of used asset, net		23,542	-
Plant and equipment, net	4	312,908	341,805
Other investment		12,215	12,080
Total non-current assets		348,665	353,885
TOTAL ASSETS		$1,231,236	$1,652,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities		19,437	11,149
Current portion of obligation under finance lease	5	20,201	19,128
Current portion of operating lease liability	6	11,936	-
Tax payables		-	32,616
Total current liabilities		51,574	62,893

NON-CURRENT LIABILITIES
Non-current portion of operating lease liability	6	12,212	-
Non-current portion of obligation under finance lease	5	45,086	62,935
Deferred tax liabilities	7	-	4,485
Total non-current liabilities		57,298	67,420
TOTAL LIABILITIES		$108,872	$130,313

STOCKHOLDERS’ EQUITY
As at December 31, 2019, common stock, no par value; 300,000,000 shares authorized and 102,730,891 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding. As at December 31, 2018, common stock, no par value; 300,000,000 shares authorized and 74,627,558 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding.	3	6,484,669	6,647,636
Additional paid in capital		(5,011,891)	(5,011,891)
Accumulated losses		(333,311)	(86,842)
Other comprehensive expense		(17,103)	(26,977)
TOTAL STOCKHOLDERS’ EQUITY		1,122,364	1,521,926

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,231,236	$1,652,239

See accompanying notes to the consolidated financial statements.

BIONEXUS GENE LAB CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018
(Currency expressed in United States Dollars (“US$”))
(Audited)

	Year ended December 31,
	2019	2018

REVENUE	$126,955	$212,328

COST OF REVENUE	(71,067)	(183,563)

GROSS PROFIT	55,888	28,765

OTHER INCOME	25,048	273,066

OPERATING EXPENSES
General and administrative	(356,641)	(241,930)

(LOSS)/ PROFIT FROM OPERATIONS	(275,705)	59,901

Tax expense:
Deferred tax	4,477	-
Income tax	24,759	(33,447)
Total tax expense	29,236	(33,447)

NET (LOSS)/PROFIT	$(246,469)	$26,454

Other comprehensive income:
Foreign currency translation gain/(loss)	9,874	(41,028)

COMPREHENSIVE LOSS	$(236,595)	$(14,574)

Net loss per share - Basic and diluted	-	-

Weighted average number of common shares outstanding – Basic and diluted	86,369,145	66,336,275

See accompanying notes to the consolidated financial statements.

BIONEXUS GENE LAB CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

(Amount expressed in United States Dollars (“US$))

	Common stock		Additional paid up		Accumulated other comprehensive
	Number of shares	Share capital	share capital	Accumulated losses	income/ (expense)	Total Equity
Balance as of January 1, 2018	53,295,116	$5,205,762	$(5,011,891)	$(113,296)	$14,051	$94,626

Issued shares	21,332,442	1,441,874	-	-	-	1,441,874

Net profit for the year	-	-	-	26,454	-	26,454
Foreign currency translation loss	-	-	-	-	(41,028)	(41,028)
Balance as of December 31, 2018	74,627,558	$6,647,636	$(5,011,891)	$(86,842)	$(26,977)	$1,521,926

Issued shares	30,033,333	30,033	-	-	-	30,033

Cancellation of Shares	(1,930,000)	(193,000)	-	-	-	(193,000)

Net loss for the year	-	-	-	(246,469)	-	(246,469)
Foreign currency translation gain	-	-	-	-	9,874	9,874
Balance as of December 31, 2019	102,730,891	$6,484,669	$(5,011,891)	$(333,311)	$(17,103)	$1,122,364

See accompanying notes to the consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”))

(Audited)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net (loss)/ profit	$(246,469)	$26,454

Adjustments to reconcile net profit/(loss) to net cash generated from/(used in) operating activities:
Depreciation of property, plant and equipment	41,714	40,611
Amortization of right of use asset	11,618
Operating (loss)/profit before working capital changes	(193,137)	67,065

Changes in operating assets and liabilities:
Inventories	7,721	16,785
Other receivables and deposits	9,758	105,673
Trade and other payables	(30,603)	(463,603)
Operating lease liability	(11,012)	-
Cash used in operating activities	(217,273)	(274,080)

Cash flows from investing activities:
Acquisition of other investment	-	(12,080)
Purchase of plant and equipment	(12,817)	(39,621)
Net cash used in investing activities	(12,817)	(51,701)

Cash flows from financing activities:
Repayment of finance lease	(16,777)	-
(Repayments)/Advances from Directors	(1,061)	1,442
Shares subscriptions	(162,967)	741,500
Net cash (used in) /generated from financing activities	(180,805)	742,942

Foreign currency translation adjustment	9,732	3,933
NET CHANGE IN CASH AND CASH EQUIVALENTS	(401,163)	421,094

CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL YEAR	1,260,239	839,145

CASH AND CASH EQUIVALENTS, END OF FINANCIAL YEAR	$859,076	$1,260,239

CASH AND CASH EQUIVALENTS INFORMATION:
Fixed deposits placed with financial institutions	$493,038	$601,004
Cash at bank	366,038	659,235
Cash and cash equivalents, end of financial year	859,076	1,260,239

Supplementary cash flow information:
Interest paid	$(5,047)	$(4,323)
Income taxes paid	(10,714)	-

See accompanying notes to the consolidated financial statements.

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”))

(Audited)

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

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

The corporate structure is depicted below:

BioNexus Gene Lab Corp. (Wyoming company)
100% owned
Bionexus Gene Lab Sdn. Bdh (Malaysian company)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

•	Basis of presentation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

•	Basis of consolidation

The consolidated financial statements include the accounts of Bionexus Gene Lab Corp. and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

•	Cash and cash equivalents

Cash and cash equivalents represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”))

(Audited)

•	Operating leases

Operating leases are included in right-of-use (“ROU”) assets, operating lease non-current liabilities, and operating lease current liabilities in our consolidated balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognised at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, the Company generally use the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payment is recognised on a straight-line basis over the lease term. The Company adopted Malayan Banking (Maybank) Berhad’s base lending rate as a reference for discount rate, as this is the largest bank and national bank of Malaysia.

•	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis to write off the cost over the following expected useful lives of the assets concerned. The principal annual rates used are as follows:

Categories	Principal Annual Rates/Expected Useful Life
Furniture & fittings	20%
Computer and software	33%
Motor vehicle	10%
Lab Equipment	10%
Office equipment	20%
Renovation	20%

Fully depreciated plant and equipment are retained in the financial statements until they are no longer in use.

•	Trade receivables

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

•	Inventories

Inventories consisting of products available for sell, are stated at the lower of cost or market value. Cost of inventory is determined using the first-in, first-out (FIFO) method. Inventory reserve is recorded to write down the cost of inventory to the estimated market value due to slow-moving merchandise and damaged goods, which is dependent upon factors such as historical and forecasted consumer demand, and promotional environment. The Company takes ownership, risks and rewards of the products purchased. Write downs are recorded in cost of revenues in the Statements of Operations and Comprehensive Income.

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”))

(Audited)

•	Impairment of long-lived assets

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

•	Finance lease

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

•	Revenue recognition

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

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”))

(Audited)

•	Cost of revenues

Cost of revenue includes the purchase cost of retail goods for re-sale to customers and packing materials (such as boxes). It excludes purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs of distribution network in cost of revenues.

•	Shipping and handling fees

Shipping and handling fees, if billed to customers, are included in revenue. Shipping ang handling fees associated with inbound and outbound freight are expensed as incurred and included in selling and distribution expenses.

•	Comprehensive income

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

•	Income taxes

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

•	Net loss per share

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

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”))

(Audited)

•	Foreign currencies translation

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

Translation of amounts from the local currency of the Company into US$1.00 has been made at the following exchange rates for the respective years:

	December 31, 2019	December 31, 2018

Year-end US$1: MYR exchange rate	4.0925	4.1391

	January 1, 2019 to December 31, 2019	January 1, 2018 to December 31, 2018

Yearly average US$1: MYR exchange rate	4.1410	4.0355

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, trade receivable, deposits and other receivables, amount due to related parties and other payables approximate at their fair values because of the short-term nature of these financial instruments

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”))

(Audited)

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1 : Observable inputs such as quoted prices in active markets;

•	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

As of December 31, 2019, and December 31, 2018, the Company did not have any non financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3 - STOCKHOLDERS’ EQUITY

As at December 31, 2019 and 2018, the Company issued and outstanding, common stock is 102,730,891 shares and 74,627,558 shares respectively.

NOTE 4 - PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of
	December 31, 2019	December 31, 2018

Furniture and fittings	$5,617	$379
Computer and software	1,372	-
Motor vehicle	112,344	112,344
Lab equipment	281,651	281,651
Office equipment	1,091	1,130
Renovation	2,916	-
	404,991	395,504
(Less): Accumulated depreciation	(98,219)	(56,466)
Add: Foreign translation differences	6,136	2,767
Plant and equipment, net	$312,908	$341,805
Depreciation expense for the year ended December 31, 2019 and 2018 were $41,714 and $40,611, respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”))

(Audited)

NOTE 5 - FINANCE LEASE

The Company purchased motor vehicles under a finance lease agreement with the effective interest rate 5.99% of per annum due through January 2023, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	As of
	December 31, 2019	December 31, 2018

Finance lease	$69,863	$89,634
Less: interest expense	(4,576)	(7,571)
Net present value of finance lease	$65,287	$82,063

Current portion	$20,201	$19,128
Non-current portion	45,086	62,935
Total	$65,287	$82,063

As of December 31, 2019, the maturities of the finance lease for each of the three years are as follows:

Years ending December 31:
2020	$20,201
2021	21,138
2022 and later	23,948
Total	$65,287

NOTE 6 - LEASE RIGHT OF USE ASSET AND LEASE LIABILITY

The Company officially adopted ASC842 for the period on and after January 1, 2019 as permitted by ASU 2016-02. ASC 842 originally required all entities to use a “modified retrospective” transition approach that is intended to maximize comparability and be less complex than a full retrospective approach. On July 30, 2018, the FASB issued ASU 2018-11 to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU 2016-02 of which permits entities may elect not to recast the comparative periods presented when transitioning to ASC 842. As permitted by ASU 2018-11, the Company elect not to recast comparative periods, thusly

As of January 1, 2019, the Company recognized approximately $35,313, lease liability as well as right of use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liability is measured at present value of the sum of remaining rental payment as of January 1, 2019 with discount rate of 6.70%pa adopted from Malayan Banking (Maybank) Berhad’s base lending rate as a reference for discount rate, as this bank is the largest bank and national bank of Malaysia.

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”))

(Audited)

NOTE 6 - LEASE RIGHT OF USE ASSET AND LEASE LIABILITY (CONT’N)

The initial recognition of operating lease right and lease liability as follow:

As of
December 31, 2018
Gross lease payable	$39,027
Less: imputed interest	(3,714)
Initial recognition as of January 1, 2019	$35,313

As of December 31, 2019 operating lease right of use as follow

Initial recognition as of January 1, 2019	$35,313
Accumulated amortization	(11,771)
Balance as of December 31, 2019	$23,542

As of December 31, 2019 operating lease liability as follow

Initial recognition as of January 1, 2019	$35,313
Less: gross repayment	(13,192)
Add: imputed interest	2,027
Balance as of December 31, 2019	$24,148
Less: lease liability current portion	(11,936)
Lease liability non-current portion	12,212

The amortization of the operating lease right of use asset for the year ended December 31, 2019 was $11,618. As the Company adopt ASC 842 on and after January 1, 2019, the Company did not incur nor accrued any amortization of operating lease right for year ended December 31, 2018

As of December 31, 2019, the maturities of the operating lease obligation for each of the two years are as follows:

Years ending December 31:
2020	$11,936
2021	12,212
Total	$24,148

Other information:

	As of
	December 31, 2019	December 31, 2018

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$11,012	$-
Right of use assets obtained in exchange for operating lease liabilities	23,542	-
Remaining lease term for operating lease (years)	2	-
Weighted average discount rate for operating lease	$6.70%	$-

Lease expenses for year ended December 31, 2019 was $2,001 As the Company adopt ASC 842 on and after January 1, 2019, the Company did not incur nor accrued any amortization of operating lease right for year ended December 31, 2018.

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”))

(Audited)

NOTE 7 - INCOME TAXES

Provision for income taxes consisted of the following:

United States of America

The Company is registered in the State of Wyoming and is subject to the tax laws of the United States of America.

Malaysia

Bionexus Gens Lab Sdn Bhd are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate 24% on its assessable income.

	As of
	December 31,	December 31,
	2019	2018

Tax Recoverable
Local	$-	$-
Foreign, representing:
Malaysia	(2,858)	-
Tax Recoverable	(2,858)	0

Income tax liabilities:
Local	$-	$-
Foreign, representing:
Malaysia	-	32,616
Income tax liabilities	0	32,616

Deferred tax liabilities:
Plant and equipment
Local	$-	$-
Foreign, representing:
Malaysia	-	4,485
Deferred tax liabilities	0	4,485
Total	(2,858)	37,101

NOTE 8 - RELATED PARTY TRANSACTIONS

For the year ended December 31, 2019 and 2018 the Company has following transactions with related parties:

	As of
	December 31,	December 31,
	2019	2018

Listing Expense:
- Related partyA	$30,033	$3,500
Total	30,033	3,500

The related party A are a group of stockholders, with a total 29.23% of stockholdings and they are paid by stock compensation.

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”))

(Audited)

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2019 up through February 14, 2020 of these consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

