Form 10-Q
period 2020-03-31
BioNexus Gene Lab Coporation
filed 2020-05-08
CIK 1737523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________

Commission File Number: 333-229399

BIONEXUS GENE LAB CORP
(Exact name of registrant as specified in its charter)

Wyoming	35-2604830
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Unit 02, Level 10 Tower B, Avenue 3, The Vertical Business Suite II Bangsar South No. 8 Jalan Kerinchi Kuala Lumpur, Malaysia	59200
(Address of Principal Executive Offices)	(Zip Code)

+60 1221-26512

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer, ” “ accelerated filer, ” “non-accelerated filer ,” “ smaller reporting company, ” and “ emerging growth company ” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 24, 2020, there were 102,730,891 shares of common stock, no par value, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”))

		As of
		March 31, 2020	December 31, 2019
		(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and bank balances		314,144	366,038
Fixed deposits placed with financial institutions		469,752	493,038
Other receivables and deposits		13,927	13,057
Tax recoverable		3,040	2,858
Inventories		7,211	7,580
Total current assets		808,074	882,571

NON-CURRENT ASSETS
Operating lease right of use asset, net		19,596	23,542
Plant and equipment, net		287,625	312,908
Other investment		11,620	12,215
Total non-current assets		318,841	348,665
TOTAL ASSETS		$1,126,915	$1,231,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities		16,592	19,437
Current portion of obligation under finance lease		19,217	20,201
Tax payables		11,546	11,936
Total current liabilities		47,355	51,574

NON-CURRENT LIABILITIES
Non-current portion of obligation under finance lease	6	38,169	45,086
Non-current portion of operating lease liability	7	8,657	12,212
Total non-current liabilities		46,826	57,298
TOTAL LIABILITIES		$94,181	$108,872

STOCKHOLDERS’ EQUITY
Common stock, no par value, authorized 300,000,000 shares and outstanding 102,730,891 shares and Preferred stock, no par value, 30,000,000 shares authorized and no shares outstanding; as of March 31, 2020	4	6,484,669	6,484,669
Additional paid in capital		(5,011,891)	(5,011,891)
Accumulated losses		(381,264)	(333,311)
Other comprehensive income/(expense)		(58,780)	(17,103)
TOTAL STOCKHOLDERS’ EQUITY		1,032,734	1,122,364

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,126,915	$1,231,236

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Currency expressed in United States Dollars (“US$”))

	Three months ended
	March 31,
	2020	2019

REVENUE	$-	$28,088

COST OF REVENUE	(12,992)	(18,822)

GROSS (LOSS)/PROFIT	(12,992)	9,266

OTHER INCOME	4,745	7,020

OPERATING EXPENSES
General and administrative	(38,846)	(76,489)

(LOSS) PROFIT FROM OPERATIONS	(47,093)	(60,203)

Income tax expense	(860)	(1,264)

NET (LOSS) PROFIT	$(47,953)	(61,467)

Other comprehensive income:
Foreign currency translation(loss)/gain	(41,677)	17,145

COMPREHENSIVE (LOSS) PROFIT	(89,630)	(44,322)

Net loss per share - Basic and diluted	0	0

Weighted average number of common shares outstanding – Basic and diluted	102,730,891	74,663,734

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AS OF MARCH 31, 2020 AND DECEMBER 31, 2019
(Amount expressed in United States Dollars (“US$))

	Common stock		Additional paid up		Accumulated other comprehensive
	Number of shares	Share capital	share capital	Accumulated Losses	income/(expense)	Total Equity
Balance as of January 1, 2019	74,627,558	$6,647,636	$(5,011,891)	$(86,842)	$(26,977)	$1,521,926

Issued shares	30,033,333	30,033	-	-	-	30,033

Cancellation of Shares	(1,930,000)	(193,000)	-	-	-	(193,000)
Net loss for the period	-	-	-	(246,469)	-	(246,469)

Foreign currency translation gain	-	-	-	-	9,874	9,874
Balance as of December 31, 2019	102,730,891	$6,484,669	$(5,011,891)	$(333,311)	$(17,103)	$1,122,364
Net loss for the period	-	-	-	(47,953)	-	(47,953)
Foreign currency translation loss	-	-	-	-	(41,677)	(41,677)
Balance as of March 31, 2020	102,730,891	$6,484,669	$(5,011,891)	$(381,264)	$(58,780)	$1,032,734

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(47,953)	$(61,467)

Adjustments to reconcile net profit/(loss) to net cash generated from/(used in) operating activities:
Depreciation of property, plant and equipment	10,278	10,562
Amortization of right of use asset	2,865	-
Operating loss before working capital changes	(34,810)	(50,905)

Changes in operating assets and liabilities:
Inventories	-	5,251
Other receivables and deposits	(871)	(3,970)
Trade and other payables	(2,654)	1,063
Operating lease liability	(2,257)	-
Cash used in operating activities	(40,592)	(48,561)

Cash flows from investing activities:
Purchase of plant and equipment	-	(14,631)
Net cash used in investing activities	-	(14,631)

Cash flows from financing activities:
Repayment of finance lease	(7,901)	(3,606)
Repayments from Directors	(368)	-
Net cash used in financing activities	(8,269)	(3,606)

Foreign currency translation adjustment	(26,319)	19,513
NET CHANGE IN CASH AND CASH EQUIVALENTS	(75,180)	(47,285)
CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL YEAR	859,076	1,260,239

CASH AND CASH EQUIVALENTS, END OF FINANCIAL YEAR	$783,896	$1,212,954

CASH AND CASH EQUIVALENTS INFORMATION:
Fixed deposits placed with financial institutions	$469,752	$615,491
Cash at bank	314,144	597,463
Cash and cash equivalents, end of financial year	783,896	1,212,954

Supplementary cash flow information:
Interest paid	$(1,063)	$(921)
Income taxes paid	(183)	-

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

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

In the opinion of management, the consolidated balance sheet as of March 31, 2020 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2020 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

The corporate structure is depicted below:

BioNexus Gene Lab Corp., a Wyoming company
100% owned
Bionexus Gene Lab Sdn. Bhd., a Malaysian company

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

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

•	Basis of consolidation

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

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years: remove line above December 31

	March 31, 2020	December 31, 2019
Year-end US$1 : MYR exchange rate	4.3025	4.0925

	January 1, 2020 to March 31, 2020	January 1, 2019 to March 31, 2019
3 months average US$1 : MYR exchange rate	4.2057	4.0800

•	Related parties

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

FOR THE THREE MONTHS ENDED MARCH 31, 2020

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

As of March 31, 2020, and December 31, 2019, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 4 - SHAREHOLDERS’ EQUITY

As at March 31, 2020, the Company had 102,730,891 shares of common stock issued and outstanding.

NOTE 5 - PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of
	March 31, 2020	December 31, 2019
Furniture and fittings	$5,617	$5,617
Computer and software	1,372	1,372
Motor vehicle	112,344	112,344
Lab equipment	281,651	281,651
Office equipment	1,091	1,091
Renovation	2,916	2,916
	404,991	404,991
(Less): Accumulated depreciation	(108,497)	(98,219)
Add: Foreign translation differences	(8,869)	6,136
Plant and equipment, net	$287,625	$312,908

Depreciation expense for the three months’ period ended March 31, 2020 and 2019 were $10,278 and $10,562, respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 6 - FINANCE LEASE

The Company purchased motor vehicles under a finance lease agreement with the effective interest rate 5.99% of per annum due through January 2023, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	As of
	March 31, 2020	December 31, 2019
Finance lease	$61,071	$69,863
Less: interest expense	(3,685)	(4,576)
Net present value of finance lease	$57,386	$65,287
Current portion	$19,217	$20,201
Non-current portion	38,169	45,086
Total	$57,386	$65,287

NOTE 7 - LEASE RIGHT OF USE ASSET AND LEASE LIABILITY

Operating lease right of use as follow:

	As of
	March 31, 2020	December 31, 2019
Initial recognition	$33,593	$35,313
Accumulated amortization	(13,997)	(11,771)
Balance	$19,596	$23,542

Operating lease liability as follows:

	As of
	March 31, 2020	December 31, 2019
Initial recognition	$33,593	$35,313
Less: gross repayment	(15,687)	(13,192)
Add: imputed interest	2,297	2,027
Balance	$20,203	$24,148
Less: lease liability current portion	(11,546)	(11,936)
Lease liability non-current portion	8,657	12,212

The amortization of the operating lease right of use asset for the three months’ period ended March 31, 2020 and the year ended December 31, 2019 were $2,865 and $11,618, respectively.

Other information:

	As of
	March 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$2,257	$11,012
Right of use assets obtained in exchange for operating lease liabilities	19,596	23,542
Remaining lease term for operating lease (years)	2	2
Weighted average discount rate for operating lease	$6.70%	$6.70%

Lease expenses for the three months’ period ended March 31, 2020 and the year ended December 31, 2019 were $378 and $2,001, respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 8 - INCOME TAXES

Provision for income taxes consisted of the following:

United States of America

The Company is registered in the State of Wyoming and is subject to the tax laws of the United States of America.

Malaysia

Bionexus Gene Lab Sdn Bhd are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range is 24% on its assessable income.

	As of
	March 31,	December 31,
	2020	2019
Tax Recoverable
Local	$-	$-
Foreign, representing:
Malaysia	(3,040)	(2,858)
Tax Recoverable	(3,040)	(2,858)

Income tax liabilities:
Local	$-	$-
Foreign, representing:
Malaysia	-	-
Income tax liabilities	-	-

Deferred tax liabilities:
Plant and equipment
Local	$-	$-
Foreign, representing:
Malaysia	-	-
Deferred tax liabilities	-	-
Total	(3,040)	(2,858)

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2020 up through April 15, 2020 of these consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Substantial risks exist with respect to an investment in the Company. These risks include but are not limited to, those factors discussed in our Annual Report on Form 10-k filed with the Securities and Exchange Commission on March 31, 2020. More broadly, these factors include, but are not limited to:

•	We have limited operating history and limited business growth;

•	The efficacy of our blood screening process;

•	We may face product liability claims and we have no insurance to cover such claims; and

•	There are risks associated with our business operations in Malaysia, including enforcing judgements against our operating subsidiary and management.

Description of Business

We are an emerging molecular diagnostics company focused on the application of functional genomics to enable early disease diagnosis and personalized health management. Our focus is on developing and marketing safe, effective and non-invasive blood tests for early detection of diseases in order to minimize treatment cost and improve patient management. Our non-invasive blood tests analyse changes in ribonucleic acid (or RNA) to detect the risk potentiality of 11 different diseases. These diseases include eight cancers (nasopharyngeal, lung, liver, stomach, breast, cervical, prostate and colon), two bowel diseases (colitis and Crohn) and osteoarthritis. This unique blood based genomic biomarker approach is based on the scientific observation that circulating blood reflects, in a detectable way, what is occurring throughout the body in real time.

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

We commenced operations in Malaysia in July 2017. Our corporate structure is depicted below:

BioNexus Gene Lab Corp., a Wyoming company
100% owned
Bionexus Gene Lab Sdn. Bhd., a Malaysian company

Results of Operations

The following table sets forth key selected financial data for the three months ended March 31, 2020 and 2019.

	Three months ended March 31,
	2020	2019

REVENUE	$-	$28,088
COST OF REVENUE	(12,992)	(18,882)
GROSS (LOSS)/PROFIT	(12,992)	9,266

OTHER INCOME	4,745	7,020

OPERATING EXPENSES
General and administrative	(38,846)	(76,489)

(LOSS)/PROFIT FROM OPERATIONS	(47,093)	(60,203)
Income tax expense July	(860)	(1,264)

NET (LOSS) PROFIT	$(47,953)	(61,467)
Other comprehensive income:
Foreign currency translation (loss)/gain	(41,677)	17,145
COMPREHENSIVE (LOSS) PROFIT	(89,630)	(44,322)

Revenues. For the quarterly period ended March 31, 2020, we had no revenue as compared to revenues of $28,088 for the quarterly period ended March 31, 2019. Our results for the current quarter have been adversely impacted by the onset of the Covid-19 pandemic, which commenced in late December 2019 in Malaysia. Our experience has been that most people are reluctant to visit hospitals and clinics for fear of transmission from other patients or medical staff. Furthermore, on March 18, 2020, the Malaysian government had declared Movement Control Order for the entire nation which restricted movement except for those people who were working for essential services. The gradual relaxation of the restrictions of the Order is expected to commence on May 4, 2020. We can not predict when we will be able to re-commence the use of our non-invasive blood testing.

Cost of revenues. For the quarterly period ended March 31, 2020, we had incurred $12,992 in cost of revenue, as compared to cost of revenues of $18,882 for the quarterly period ended March 31, 2019, a decrease of approximately 31%. The cost of revenue for the current quarterly period reflects the costs attributable to its test on Covid-19 screening kits which were imported from China and Singapore and submitted to Health Ministry for approval. This rRT-PCR screening is meant for back to work employees after the Movement Control Order is lifted. As of this filing, the Ministry of Health has yet to grant any approval as they are running tests on many other test kits’ sensitivity and specificity including ours. In addition, we are promoting this rRT-PCR test through the General & Life Insurance Association and certain small and medium enterprises, both in Malaysia. We do not have any indication as to whether our kits will be sold to these prospective customers.

Other Income. For the quarterly period ended March 31, 2020, we had other income of $4,745, as compared $7,020 for the quarterly period ended March 31, 2019, a 32% reduction from the prior quarterly period due to lower fixed deposit rates and amount deposited.

Operating Expenses. For the quarterly period ended March 31, 2020, we had an operating expense of $38,846, as compared to operating expenses of $76,489 for the quarterly period ended March 31, 2019, a decrease of approximately 49%. Operating expenses consists of general and administrative expenses which includes depreciation of fixed assets, employee compensation and benefits, professional fees and marketing and travel expenses. The decrease for the current quarterly period reflects costs attributable to less travelling and marketing expenses.

Profit/(loss) from operations. We had a loss from operations of $47,953 quarterly period ended March 31, 2020 compared with a loss of $61,467 for the quarterly period ended March 31, 2019 for the reasons discussed above.

Income tax expense. For the quarterly period ended March 31, 2020, we had income tax expense of $860 for the period as compared with $1,264 for the quarterly period ended March 31, 2019 for reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020, we had working capital of $760,719 compared with working capital of $830,997 as of December 31, 2019. The decrease in working capital as of March 31, 2020 from December 31, 2019 is due principally to the reduction in cash used in our operations.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net Cash Used in Operating Activities	$(40,592)	$(48,561)
Net Cash Used in Investing Activities	0	(14,631)
Net Cash Provided in Financing Activities	(8,269)	(3,606)
Net Change in Cash and Cash Equivalents	$(48,861)	$(66,798)

Operating Activities

During the three months ended March 31, 2020, the Company incurred a net loss of $47,953 which, after adjusting for depreciation, an increase in inventories, a reduction in receivables and deposits, an increase in trade payables, resulted in net cash of $40,592 being used in operating activities during the period. By comparison, during the three months ended March 31, 2019, the Company had a net loss of $61,467 which, after adjusting for depreciation, an decrease in inventories, an increase in receivables and deposits, a substantial reduction in trade payables, resulted in net cash of $48,561 being used in operating activities during the period.

Investing Activities

During the three months ended March 31, 2020, the Company had no net cash used in investment activities. During the three months ended March 31, 2019, the Company had plant and equipment purchases, consisting mainly of equipment and computer purchases, resulting in net cash used in investment activities of $14,631. During the current quarter, we had no replacement of equipment and computers.

Financing Activities

During the three months ended March 31, 2020, the Company a repayment of a finance lease resulting in net cash used in financing activities of $8,269. By comparison, during the three months ended March 31, 2019, the financing activities of $3,606.

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

•	Income tax expense

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclosed in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax; the present value of the minimum lease payments. The leased asset is amortized over the shorter of the lease term or its estimated useful life if title does not transfer to the Company, while the leased asset is depreciated in accordance with the Company’s depreciation policy if the title is to eventually transfer to the Company. The periodic rent payments made during the lease term are allocated between a reduction in the obligation and interest element using the effective interest method in accordance with the provisions of ASC Topic 835-30, “Imputation of Interest”.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	March 31, 2020	December 31, 2019
Year-end US$1 : MYR exchange rate	4.3025	4.0925

	January 1, 2020 to March 31, 2020	January 1, 2019 to March 31, 2019
3 months average US$1: MYR exchange rate	4.2057	4.0800

•	Related parties

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

As of March 31, 2020, and December 31, 2019, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of March 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

While these control deficiencies did not result in any audit adjustments to our 2020 or 2019 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2020, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

__________

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

May 8, 2020

