Form 10-Q
period 2020-06-30
BioNexus Gene Lab Corp
filed 2020-08-11
CIK 1737523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer, “ “ accelerated filer, “ “non-accelerated filer ,” “ smaller reporting company, “ and “ emerging growth company “ in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 3, 2020, there were 102,730,891 shares of common stock, no par value, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 AND DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”))

		As of
	Note	June 30, 2020	December 31, 2019
		(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and bank balances		250,133	366,038
Fixed deposits placed with financial institutions		478,357	493,038
Other receivables and deposits		13,166	13,057
Tax recoverable	8	-	2,858
Inventories		21,097	7,580
Total current assets		$762,753	$882,571

NON-CURRENT ASSETS
Operating lease right of use asset, net		16,645	23,542
Plant and equipment, net	5	279,018	312,908
Other investment		1,825	12,215
Total non-current assets		297,488	348,665
TOTAL ASSETS		$1,060,241	$1,231,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables		934	-
Other payables and accrued liabilities		14,488	19,437
Current portion of obligation under finance lease	6	19,316	20,201
Current portion of operating lease liability	7	11,540	11,936
Tax payables		174	-
Total current liabilities		46,452	51,574
NON-CURRENT LIABILITIES
Non-current portion of obligation under finance lease	6	38,366	45,086
Non-current portion of operating lease liability	7	5,740	12,212
Total non-current liabilities		44,106	57,298
TOTAL LIABILITIES		$90,558	$108,872

STOCKHOLDERS’ EQUITY
Common stock, no par value, authorized 300,000,000 shares and outstanding 102,730,891 shares; Preferred stock, no par value, 30,000,000 shares authorized and no shares outstanding	4	6,484,669	6,484,669
Additional paid in capital		(5,011,891)	(5,011,891)
Accumulated losses		(447,801)	(333,311)
Other comprehensive expense		(55,294)	(17,103)
TOTAL STOCKHOLDERS’ EQUITY		969,683	1,122,364

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,060,241	$1,231,236

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

REVENUE	$6,541	$21,645	$6,541	$49,733

COST OF REVENUE	(17,315)	(17,020)	(30,308)	(35,842)

GROSS (LOSS) / PROFIT	(10,774)	4,625	(23,767)	13,891

OTHER INCOME	2,907	7,380	7,652	14,399

OPERATING EXPENSES
General and administrative	(58,183)	(81,224)	(97,028)	(157,712)

LOSS FROM OPERATIONS	(66,050)	(69,219)	(113,143)	(129,422)

Income tax expense	(487)	(1,179)	(1,347)	(2,443)

NET LOSS	$(66,537)	$(70,398)	$(114,490)	$(131,865)

Other comprehensive income:
Foreign currency translation gain/ (loss)	3,486	(17,600)	(38,191)	(455)

COMPREHENSIVE LOSS	(63,051)	(87,998)	(152,681)	(132,320)

Net loss per share - Basic and diluted	0	0	0	0

Weighted average number of common shares outstanding – Basic and diluted	103,012,345	74,663,734	103,012,345	74,663,734

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AS OF JUNE 30, 2020 AND DECEMBER 31, 2019

(Amount expressed in United States Dollars (“US$))

	Common stock		Additional paid up		Accumulated other comprehensive
	Number of shares	Share capital	share capital	Accumulated losses	income/ (expense)	Total Equity
Balance as of January 1, 2019	74,627,558	$6,647,636	$(5,011,891)	$(86,842)	$(26,977)	$1,521,926

Issued shares	30,033,333	30,033	-	-	-	30,033

Cancellation of Shares	(1,930,000)	(193,000)	-	-	-	(193,000)

Net loss for the year	-	-	-	(246,469)	-	(246,469)
Foreign currency translation gain	-	-	-	-	9,874	9,874
Balance as of December 31, 2019	102,730,891	$6,484,669	$(5,011,891)	$(333,311)	$(17,103)	$1,122,364

Net loss for the period	-	-	-	(47,953)	-	(47,953)
Foreign currency translation loss	-	-	-	-	(41,677)	(41,677)
Balance as of March 31, 2020	102,730,891	$6,484,669	$(5,011,891)	$(381,264)	$(58,780)	$1,032,734
Net loss for the period	-	-	-	(66,537)	-	(66,537)
Foreign currency translation gain	-	-	-	-	3,486	3,486
Balance as of June 30, 2020	102,730,891	$6,484,669	$(5,011,891)	$(447,801)	$(55,294)	$969,683

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(114,490)	$(131,865)

Adjustments to reconcile net profit/(loss) to net cash generated from/(used in) operating activities:
Depreciation of property, plant and equipment	20,259	20,954
Amortization of right of use asset	5,171	-
Loss on other investment	9,890	-
Operating loss before working capital changes	(79,170)	(110,911)

Changes in operating assets and liabilities:
Inventories	(13,517)	9,360
Other receivables and deposits	(110)	(1,637)
Trade and other payables	(608)	1,692
Operating lease liability	(4,536)	-
Cash used in operating activities	(97,941)	(101,496)

Cash flows from investing activities:
Purchase of plant and equipment	-	(9,204)
Net cash used in investing activities	-	(9,204)

Cash flows from financing activities:
Repayment of finance lease	(7,604)	(7,919)
Repayments to Directors	(371)	(782)
Net cash used in financing activities	(7,975)	(8,701)

Foreign currency translation adjustment	(24,670)	(451)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(130,586)	(119,852)
CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL YEAR	859,076	1,260,239

CASH AND CASH EQUIVALENTS, END OF FINANCIAL YEAR	$728,490	$1,140,387

CASH AND CASH EQUIVALENTS INFORMATION:
Fixed deposits placed with financial institutions	$478,357	$612,139
Cash at bank	250,133	528,248
Cash and cash equivalents, end of financial year	728,490	1,140,387

Supplementary cash flow information:
Interest paid	$(1,361)	$(1,491)
Income taxes refunded/(paid)	3,214	(1,035)

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020

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

In the opinion of management, the consolidated balance sheet as of June 30, 2020 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the Six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2020 or for any future period.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020

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

Cash and cash equivalents represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of Six months or less as of the purchase date of such investments.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	June 30, 2020	December 31, 2019

Period-end US$1: MYR exchange rate	4.2800	4.0925

	January 1, 2020 to June 30, 2020	January 1, 2019 to June 30, 2019

6 months average US$1: MYR exchange rate	4.2619	4.1191

•	Related parties

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a Six-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020

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

As of June 30, 2020, and December 31, 2019, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 4 - SHAREHOLDERS’ EQUITY

As at June 30, 2020, the Company had 102,730,891 shares of common stock issued and outstanding.

NOTE 5 - PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of
	June 30, 2020	December 31, 2019
Furniture and fittings	$5,617	$5,617
Computer and software	1,372	1,372
Motor vehicle	112,344	112,344
Lab equipment	281,651	281,651
Office equipment	1,091	1,091
Renovation	2,916	2,916
	404,991	404,991
(Less): Accumulated depreciation	(118,478)	(98,219)
Add: Foreign translation differences	(7,495)	6,136
Plant and equipment, net	$279,018	$312,908

Depreciation expense for the six month periods ended June 30, 2020 and 2019 was $20,259 and $20,954, respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 6 - FINANCE LEASE

The Company purchased motor vehicles under a finance lease agreement with the effective interest rate 5.99% of per annum due through January 2023, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	As of
	June 30, 2020	December 31, 2019
Finance lease	$61,386	$69,863
Less: interest expense	(3,704)	(4,576)
Net present value of finance lease	$57,682	$65,287

Current portion	$19,316	$20,201
Non-current portion	38,366	45,086
Total	$57,682	$65,287

NOTE 7 - LEASE RIGHT OF USE ASSET AND LEASE LIABILITY

Operating lease right of use as follow:	As of
	June 30, 2020	December 31, 2019
Initial recognition	$34,157	$35,313
Accumulated amortization	(17,512)	(11,771)
Balance	$16,645	$23,542

Operating lease liability as follow:

	June 30, 2020	December 31, 2019
Initial recognition	$34,157	$35,313
Less: gross repayment	(19,010)	(13,192)
Add: imputed interest	2,134	2,027
Balance	$17,280	$24,148
Less: lease liability current portion	(11,540)	(11,936)
Lease liability non-current portion	5,740	12,212

The amortization of the operating lease right of use asset for the six month period ended June 30, 2020 and the year ended December 31, 2019 was $5,171 and $11,618, respectively.

Other information:

	June 30, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$4,536	$11,012
Right of use assets obtained in exchange for operating lease liabilities	16,645	23,542
Remaining lease term for operating lease (years)	2	2
Weighted average discount rate for operating lease	$6.70%	$6.70%

Lease expenses for the six month period ended June 30, 2020 and the year ended December 31, 2019 were $687 and $2,001, respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020

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

	Asof
	June 30,	December 31,
	2020	2019
Tax Recoverable
Local	$-	$-
Foreign, representing:
Malaysia	-	(2,858)
Tax Recoverable	-	(2,858)

Income tax liabilities:
Local	$-	$-
Foreign, representing:
Malaysia	174	-
Income tax liabilities	174	-

Deferred tax liabilities:
Plant and equipment
Local	$-	$-
Foreign, representing:
Malaysia	-	-
Deferred tax liabilities	-	-
Total	174	(2,858)

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2020 up through July 15, 2020 of these consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Substantial risks exist with respect to an investment in the Company. These risks include but are not limited to, those factors discussed in our Annual Report on Form 10-k filed with the Securities and Exchange Commission on June 30, 2020. More broadly, these factors include, but are not limited to:

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

We commenced operations in Malaysia in July 2017. Our corporate structure is depicted below:

BioNexus Gene Lab Corp., a Wyoming company
100% owned
Bionexus Gene Lab Sdn. Bhd., a Malaysian company

Results of Operations

 Three Months Ended June 30, 2020 Compared with the Three Months Ended June 30, 2019.

The following table sets forth key selected financial data for the three months ended June 30, 2020 and 2019.

	Three month periods
	ended June 30,
	2020	2019

REVENUE	$6,541	$21,645

COST OF REVENUE	(17,315)	(17,020)

GROSS (LOSS) /PROFIT	(10,774)	4,625

OTHER INCOME	2,907	7,380

OPERATING EXPENSES
General and administrative	(58,183)	(81,224)

LOSS FROM OPERATIONS	(66,050)	(69,219)

Income tax expense	(487)	(1,179)

NET LOSS	$(66,537)	(70,398)

Other comprehensive income:
Foreign currency translation gain/(loss)	3,486	(17,600)

COMPREHENSIVE LOSS	(63,051)	(87,998)

Revenues. For the quarterly period ended June 30, 2020, we had revenue of $6,541 as compared to revenues of $21,645 for the quarterly period ended June 30, 2019, a decrease of approximately 70%. The decrease was due to the impact of Covid-19 pandemic on our business. Moreover, the revenues for this quarter were from Covid19 screening compared to last quarter which were from our blood-based gene (RNA) screening. In addition, our Covid testing generates substantially lower per ticket charges at $40-70 per test compared with $2,500 per customer for our RNA screening.

Our results for the current quarter have been adversely impacted by the onset of the Covid-19 pandemic, which commenced in late December 2019 in Malaysia. Our experience has been that most people are reluctant to visit hospitals and clinics for fear of transmission from other patients or medical staff. Furthermore, on March 18, 2020, the Malaysian government had declared Movement Control Order for the entire nation which restricted movement except for those people who were working for essential services. The gradual relaxation of the restrictions of the Order is expected to commence in September 2020 if the pandemic is under control. We cannot predict when we will be able to re-commence the use of our non-invasive blood testing. During the first quarter of 2020, we submitted our screening tests (rRT-PCR screening) to the Ministry of Health, which was approved on June 15, 2020. The Ministry of Health testing indicated our Covid test are 100% accurate in sensitivity and specificity .This rRT-PCR screening is meant for back to work employees after the Movement Control Order is lifted. In addition, we are promoting this rRT-PCR test through the Malaysian General & Life Insurance Association and certain small and medium enterprises in Malaysia. We do not have any indication as to response to our promotion.

Cost of revenues. For the quarterly period ended June 30, 2020, we had incurred $17,315 in cost of revenue, as compared to cost of revenues of $17,020 for the quarterly period ended June 30, 2019, an increase of approximately 1.7%. The cost of revenue for the current quarterly period reflects the costs attributable to Covid-19 screening kits and reagents which were imported from Korea.

Other Income. For the quarterly period ended June 30, 2020, we had other income consisting of interest on deposits of $2,907 compared $7,380 for the quarterly period ended June 30, 2019, a 60.6% reduction from the prior quarterly period due to lower interest rates on deposits and reduced amounts on deposit.

Operating Expenses. For the quarterly period ended June 30, 2020, we had operating expenses of $58,182 as compared to operating expenses of $81,224 for the quarterly period ended June 30, 2019, a decrease of approximately 28.4%. Operating expenses consists of general and administrative expenses which includes depreciation of fixed assets, employee compensation and benefits, professional fees and marketing and travel expenses.

Loss from operations. We had a loss from operations of $66,537 for the quarterly period ended June 30, 2020 compared with a loss of $70,398 for the quarterly period ended June 30, 2019 for the reasons discussed above.

Income tax expense. For the quarterly period ended June 30, 2020, we had provision of income tax expense of $487 for the period as compared with $1,179 for the quarterly period ended June 30, 2019. The provision of income tax expenses is 17% for the bank interest earnings.

Foreign currency exchange gain/(loss). We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the US Dollar. Therefore, any change in the relevant exchange rate will require us to recognize a transaction gain or loss on revaluation. For the quarterly period ended June 30, 2020, we experienced a foreign currency gain of $3,486 compared with a foreign currency loss of $17,600 for the quarter ended June 30, 2019.

Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019.

The following table sets forth key selected financial data for the six months ended June 30, 2020 and 2019.

	Six month periods
	ended June 30,
	2020	2019

REVENUE	$6,541	$49,733

COST OF REVENUE	(30,308)	(35,842)

GROSS (LOSS) /PROFIT	(23,767)	13,891

OTHER INCOME	7,652	14,399

OPERATING EXPENSES
General and administrative	(97,028)	(157,712)

LOSS FROM OPERATIONS	(113,143)	(129,422)

Income tax expense	(1,347)	(2,443)

NET LOSS	$(114,490)	(131,865)

Other comprehensive income:
Foreign currency translation gain/(loss)	(17,600)	(455)

COMPREHENSIVE LOSS	(87,998)	(132,320)

Revenues. For the six-month period ended June 30, 2020, we had revenue of $6,541 as compared to revenues of $49,733 for the same period ended June 30, 2019, a decrease of approximately 86.8%. The substantial decrease was due to the impact of Covid-19 pandemic on our business. Moreover, the revenues for this period were from Covid19 screening compared to the same period last year which were from our blood-based gene (RNA) screening. In addition, our Covid testing generates substantially lower per ticket charges at $40-70 per test compared with $2,500 per customer for our RNA screening.

Our results for the current six-month period have been adversely impacted by the onset of the Covid-19 pandemic, which commenced in late December 2019 in Malaysia. Our experience has been that most people are reluctant to visit hospitals and clinics for fear of transmission from other patients or medical staff. Furthermore, on March 18, 2020, the Malaysian government had declared Movement Control Order for the entire nation which restricted movement except for those people who were working for essential services. The gradual relaxation of the restrictions of the Order is expected to commence in September 2020. We cannot predict when we will be able to re-commence the use of our non-invasive blood testing. During the first quarter of 2020, we submitted our screening tests (rRT-PCR screening) to the Ministry of Health, which was approved on June 15, 2020. The Ministry of Health testing indicated our Covid test are 100% accurate in sensitivity and specificity. This rRT-PCR screening is meant for back to work employees after the Movement Control Order is lifted. In addition, we are promoting this rRT-PCR test through the Malaysian General & Life Insurance Association and certain small and medium enterprises in Malaysia. We do not have any indication as to response to our promotion.

Cost of revenues. For the six-month period ended June 30, 2020, we had incurred $30,308 in cost of revenue, as compared to cost of revenues of $35,842 for the six-month period ended June 30, 2019, an increase of approximately 14.4%. The cost of revenue for the current quarterly period reflects the costs attributable to Covid-19 screening kits and reagents which were imported from Korea

Other Income. For the six-month period ended June 30, 2020, we had other income consisting of interest on deposits of $7,652 compared with $14,399 for the same period ended June 30, 2019, a 46.9% reduction from the prior quarterly period due to lower interest rates on deposits and reduced amounts on deposit.

Operating Expenses. For the six-month period ended June 30, 2020, total the operating expenses is $81,224 as compared to operating expenses of $97,028 for the six-month period ended June 30, 2019, a decrease of approximately 16.3%. Operating expenses consists of general and administrative expenses which includes depreciation of fixed assets, employee compensation and benefits, professional fees and marketing and travel expenses.

Loss from operations. We had a loss from operations of $70,398 for the six month period ended June 30, 2020 compared with a loss of $114,490 for the six month period ended June 30, 2019 for the reasons discussed above.

Income tax expense. For the six-month period ended June 30, 2020, we had provision of income tax expense of $1,347 for the period as compared with $2,443 for the six-month period ended June 30, 2019. The provision of income tax expenses is 17% of the bank interest earnings.

Foreign currency exchange gain/(loss). We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the US Dollar. Therefore, any change in the relevant exchange rate will require us to recognize a transaction gain or loss on revaluation. For the six-month period ended June 30, 2020, we experienced a foreign currency loss of $38,191 compared with a foreign currency loss of $455 for the six-month period ended June 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, we had working capital of $716,301 compared with working capital of $830,997 as of December 31, 2019. The decrease in working capital as of June 30, 2020 from December 31, 2019 is due principally to the monthly fixed cost in our operations.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the Six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net Cash Used in Operating Activities	$(97,941)	$(101,496)
Net Cash Used in Investing Activities	-	(9,204)
Net Cash Provided in Financing Activities	(7,975)	(8,701)
Net Change in Cash and Cash Equivalents	$(130,586)	$(119,852)

Operating Activities

During the six months ended June 30, 2020, the Company incurred a net loss of $114,490 which, after adjusting for depreciation, an increase in inventories, an increase in receivables and deposits, a reduction in trade payables, resulted in net cash of $97,941 being used in operating activities during the period. By comparison, during the six-months ended June 30, 2019, the Company had a net loss of $131,865 which, after adjusting for depreciation, a decrease in inventories, an increase in receivables and deposits, an increase in trade payables, resulted in net cash of $101,496 being used in operating activities during the period.

Investing Activities

During the six months ended June 30, 2020, the Company had no net cash used in investment activities. During the six months ended June 30, 2019, the Company had plant and equipment purchases, consisting mainly of equipment and computer purchases, resulting in net cash used in investment activities of $9,204. During the current quarter, we had no replacement of equipment and computers.

Financing Activities

Malaysian Prime Minister announced that individual borrowers and Small and Medium Enterprises (SMEs) would enjoy an automatic loan moratorium for six months, starting from 1st April 2020 onwards. This move is lauded to be in the right direction as many Malaysians are finding themselves out of jobs, put on unpaid leave or given a pay cut; while many SMEs are closing down. This loan holiday especially favorable for those who are in a financial bind due to loss in income. The freed-up money could be used to purchase necessities such as food and household items. The Company had a deferment of finance lease resulting in net cash used in financing activities of $7,975 with 6 months moratorium implemented by the banks in view of the Covid-19 pandemic. During the six months ended June 30, 2019, the Company had a repayment of a finance lease resulting in net cash used in financing activities of $8,701.

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

Cash and cash equivalents represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of Six months or less as of the purchase date of such investments.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	June 30, 2020	December 31, 2019

Period-end US$1 : MYR exchange rate	4.2800	4.0925

	January 1, 2020 to June 30, 2020	January 1, 2019 to June 30, 2019

6 months average US$1 : MYR exchange rate	4.2619	4.1191

•	Related parties

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a Six-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1: Observable inputs such as quoted prices in active markets;

•	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

As of June 30, 2020, and December 31, 2019, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of June 30, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2020, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

August 11, 2020

