Form 10-Q
period 2020-09-30
BioNexus Gene Lab Corp
filed 2020-11-03
CIK 1737523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 3, 2020, there were 102,730,891 shares of common stock, no par value, outstanding.

ITEM 1. Financial Statements

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”))

		As of
	Note	September 30, 2020	December 31, 2019
		(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and bank balances		264,519	366,038
Fixed deposits placed with financial institutions		422,684	493,038
Other receivables and deposits		13,847	13,057
Tax recoverable	8	-	2,858
Inventories		19,165	7,580
Total current assets		$720,215	$882,571

NON-CURRENT ASSETS
Operating lease right of use asset, net		14,258	23,542
Plant and equipment, net	5	276,866	312,908
Other investment		1,880	12,215
Total non-current assets		293,004	348,665
TOTAL ASSETS		$1,013,219	$1,231,236
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities		6,452	19,437
Current portion of obligation under finance lease	6	19,886	20,201
Current portion of operating lease liability	7	11,152	11,936
Tax payables		673	-
Total current liabilities		38,163	51,574
NON-CURRENT LIABILITIES
Non-current portion of obligation under finance lease	6	39,500	45,086
Non-current portion of operating lease liability	7	3,966	12,212
Total non-current liabilities		43,466	57,298
TOTAL LIABILITIES		$81,629	$108,872
STOCKHOLDERS’ EQUITY
Common stock, no par value, authorized 300,000,000 shares and outstanding 102,730,891 shares; Preferred stock, no par value, 30,000,000 shares authorized and no shares outstanding	4	6,484,669	6,484,669
Additional paid in capital		(5,011,891)	(5,011,891)
Accumulated losses		(507,836)	(333,311)
Other comprehensive expense		(33,352)	(17,103)
TOTAL STOCKHOLDERS’ EQUITY		931,590	1,122,364
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,013,219	$1,231,236

See accompanying notes to the condensed consolidated financial statements.

 BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

REVENUE	$23,471	$24,173	$30,012	$73,906

COST OF REVENUE	(15,253)	(16,499)	(45,561)	(52,341)

GROSS PROFIT / (LOSS)	8,218	7,674	(15,549)	21,565

OTHER INCOME	2,897	5,285	10,548	19,684

OPERATING EXPENSES
General and administrative	(70,658)	(63,097)	(167,685)	(220,809)

LOSS FROM OPERATIONS	(59,543)	(50,138)	(172,686)	(179,560)

Income tax expense	(492)	28,110	(1,839)	25,668

NET LOSS	$(60,035)	$(22,028)	$(174,525)	$(153,892)

Other comprehensive income:
Foreign currency translation gain/ (loss)	21,942	(10,802)	(16,249)	(11,256)

COMPREHENSIVE LOSS	(38,093)	(32,830)	(190,774)	(165,148)

Net loss per share - Basic and diluted	0	0	0	0

Weighted average number of common shares outstanding – Basic and diluted	102,730,891	80,283,110	102,730,891	80,283,110

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

(Amount expressed in United States Dollars (“US$))

					Accumulated
	Common stock		Additional paid up		other comprehensive
	Number of shares	Share capital	share capital	Accumulated losses	income/ (expense)	Total Equity
Balance as of January 1, 2019	74,627,558	$6,647,636	$(5,011,891)	$(86,842)	$(26,977)	$1,521,926

Issued shares	30,033,333	30,033	-	-	-	30,033

Cancellation of Shares	(1,930,000)	(193,000)	-	-	-	(193,000)

Net loss for the year	-	-	-	(246,469)	-	(246,469)
Foreign currency translation gain	-	-	-	-	9,874	9,874
Balance as of December 31, 2019	102,730,891	$6,484,669	$(5,011,891)	$(333,311)	$(17,103)	$1,122,364

Net loss for the period	-	-	-	(47,953)	-	(47,953)
Foreign currency translation loss	-	-	-	-	(41,677)	(41,677)
Balance as of March 31, 2020	102,730,891	$6,484,669	$(5,011,891)	$(381,264)	$(58,780)	$1,032,734
Net loss for the period	-	-	-	(66,537)	-	(66,537)
Foreign currency translation gain	-	-	-	-	3,486	3,486
Balance as of June 30, 2020	102,730,891	$6,484,669	$(5,011,891)	$(447,801)	$(55,294)	$969,683
Net loss for the period	-	-	-	(60,035)	-	(60,035)
Foreign currency translation gain	-	-	-	-	21,942	21,942
Balance as of September 30, 2020	102,730,891	$6,484,669	$(5,011,891)	$(507,836)	$(33,352)	$931,590

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(174,525)	$(153,892)

Adjustments to reconcile net profit/(loss) to net cash generated from/(used in) operating activities:
Depreciation of property, plant and equipment	30,567	31,295
Amortization of right of use asset	8,210	-
Loss on other investment	9,948	-
Operating loss before working capital changes	(125,800)	(122,597)

Changes in operating assets and liabilities:
Inventories	(11,585)	3,484
Other receivables and deposits	(790)	(3,879)
Trade and other payables	(9,383)	(35,919)
Operating lease liability	(7,351)	-
Cash used in operating activities	(154,909)	(158,911)

Cash flows from investing activities:
Purchase of plant and equipment	-	(5,672)
Net cash used in investing activities	-	(5,672)

Cash flows from financing activities:
Repayment of finance lease	(5,901)	(13,453)
Advance/(Repayments) to Directors	302	(880)
Shares cancellation	-	(93,000)
Net cash used in financing activities	(5,599)	(107,333)

Foreign currency translation adjustment	(11,365)	(11,174)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(171,873)	(283,090)

CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL YEAR	859,076	1,260,239

CASH AND CASH EQUIVALENTS, END OF FINANCIAL YEAR	$687,203	$977,149

CASH AND CASH EQUIVALENTS INFORMATION:
Fixed deposits placed with financial institutions	$422,684	$606,633
Cash at bank	264,519	370,516
Cash and cash equivalents, end of financial year	687,203	977,149

Supplementary cash flow information:
Interest paid	$(1,480)	$(2,295)
Income taxes refunded/(paid)	3,531	(4,137)

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

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

In the opinion of management, the consolidated balance sheet as of September 30, 2020 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the n ine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2020 or for any future period.

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

Cash and cash equivalents represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of Nine months or less as of the purchase date of such investments.

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

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

Shipping and handling fees, if billed to customers, are included in revenue. Shipping and handling fees associated with inbound and outbound freight are expended as incurred and included in selling and distribution expenses.

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

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years: remove line above December 31

	September 30, 2020	December 31, 2019

Period-end US$1: MYR exchange rate	4.1585	4.0925

	January 1, 2020 to September 30, 2020	January 1, 2019 to September 30, 2019

9 months average US$1: MYR exchange rate	4.2386	4.1390

•	Related parties

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a Six-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

☐	Level 1: Observable inputs such as quoted prices in active markets;

☐	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

☐	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

As of September 30, 2020, and December 31, 2019, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 4 - SHAREHOLDERS’ EQUITY

As at September 30, 2020, the Company had 102,730,891 shares of common stock issued and outstanding.

NOTE 5 - PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of
	September 30, 2020	December 31, 2019
Furniture and fittings	$5,617	$5,617
Computer and software	1,372	1,372
Motor vehicle	112,344	112,344
Lab equipment	281,651	281,651
Office equipment	1,091	1,091
Renovation	2,916	2,916
	404,991	404,991
(Less): Accumulated depreciation	(128,786)	(98,219)
Add: Foreign translation differences	661	6,136
Plant and equipment, net	$276,866	$312,908

Depreciation expense for the six month periods ended September 30, 2020 and 2019 was $30,567 and $31,295, respectively.

NOTE 6 - FINANCE LEASE

The Company purchased motor vehicles under a finance lease agreement with the effective interest rate 5.99% of per annum due through January 2023, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	As of
	September 30, 2020	December 31, 2019
Finance lease	$63,199	$69,863
Less: interest expense	(3,813)	(4,576)
Net present value of finance lease	$59,386	$65,287

Current portion	$19,886	$20,201
Non-current portion	39,500	45,086
Total	$59,386	$65,287

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 7 - LEASE RIGHT OF USE ASSET AND LEASE LIABILITY

Operating lease right of use as follow:	As of
	September 30, 2020	December 31, 2019
Initial recognition	$33,977	$35,313
Accumulated amortization	(19,719)	(11,771)
Balance	$14,258	$23,542

Operating lease liability as follow: As of

	September 30, 2020	December 31, 2019
Initial recognition	$33,977	$35,313
Less: gross repayment	(21,761)	(13,192)
Add: imputed interest	2,901	2,027
Balance	$15,118	$24,148
Less: lease liability current portion	(11,152)	(11,936)
Lease liability non-current portion	3,966	12,212

The amortization of the operating lease right of use asset for the six-month period ended September 30, 2020 and the year ended December 31, 2019 was $8,210 and $11,618, respectively.

Other information: As of

	September 30, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$7,351	$11,012
Right of use assets obtained in exchange for operating lease liabilities	14,258	23,542
Remaining lease term for operating lease (years)	2	2
Weighted average discount rate for operating lease	$6.70%	$6.70%

Lease expenses for the six month period ended September 30, 2020 and the year ended December 31, 2019 were $802 and $2,001, respectively.

NOTE 8 - INCOME TAXES

Provision for income taxes consisted of the following:

United States of America

The Company is registered in the State of Wyoming and is subject to the tax laws of the United States of America.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Malaysia

Bionexus Gene Lab Sdn Bhd is subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range is 24% on its assessable income.

	As of
	September 30,	December 31,
	2020	2019
Tax Recoverable
Local	$-	$-
Foreign, representing:
Malaysia	-	(2,858)
Tax Recoverable	-	(2,858)

Income tax liabilities:
Local	$-	$-
Foreign, representing:
Malaysia	673	-
Income tax liabilities	673	-

Deferred tax liabilities:
Plant and equipment
Local	$-	$-
Foreign, representing:
Malaysia	-	-
Deferred tax liabilities	-	-
Total	673	(2,858)

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2020 up through October 15, 2020 of these consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Substantial risks exist with respect to an investment in the Company. These risks include but are not limited to, those factors discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 30, 2020. More broadly, these factors include, but are not limited to:

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

The Company believes that its blood based genomic screening protocol for the risk of disease detection can be utilized in conjunction with other medical procedures for disease detection including blood tests, imaging and biopsies. We market our blood based genomic screening process to health care providers, such as doctors, laboratories and hospitals, which began in July 2017. During the 3rd fiscal quarter of 2020, we began testing for COVID 19 using our RNA platform. During this period, the Ministry of Health began providing us with COVID samples taken at hospitals for testing using our platform. We are able to deliver results with three hours from receipt of the samples.

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

We commenced operations in Malaysia in July 2017. Our corporate structure is depicted below:

BioNexus Gene Lab Corp., a Wyoming company
100% owned ↓
Bionexus Gene Lab Sdn. Bhd., a Malaysian company

Results of Operations

Our results of operations, particularly results for the current nine-month period, have been adversely impacted by the onset of the Covid-19 pandemic, which commenced in late December 2019 in Malaysia. We believe that most people are reluctant to visit hospitals and clinics for fear of transmission from other patients or medical staff. Since our RNA screening is administered at hospitals and clinics, our business has been adversely affected as a result. Furthermore, on March 18, 2020, the Malaysian government had declared Movement Control Order for the entire nation which restricted movement of all people except for those who were working for essential services. The gradual relaxation of the restrictions of the Order is expected to commence in October 2020. However, we cannot predict when we will be able to re-commence our RNA screening. During the first quarter of 2020, we submitted our screening tests (rRT-PCR Covid screening) to the Ministry of Health, which was approved on June 15, 2020. This rRT-PCR screening is meant for back to work employees after the Conditional Movement Control Order is enforced. Our Covid testing generates substantially lower per ticket charges at $40-$60 per test compared with $2,500 per customer for our RNA testing. They also generate lower margins than our RNA tests. In addition, we are promoting this rRT-PCR test through the Malaysian General & Life Insurance Association and small and medium enterprises in Malaysia. We do not have any indication as to response to our promotion.

In addition, as indicated below, we have offered a free RNA screening to shareholders that invested in excess of $10,000 in our private placements in 2018 and 2019.

Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019.

The following table sets forth key selected financial data for the three months ended September 30, 2020 and 2019.

	Three month periods
	ended September 30,
	2020	2019

REVENUE	$23,471	$24,173

COST OF REVENUE	(15,253)	(16,499)

GROSS PROFIT	8,218	7,674

OTHER INCOME	2,897	5,285

OPERATING EXPENSES
General and administrative	(70,658)	(63,097)

LOSS FROM OPERATIONS	(59,543)	(50,138)

Income tax expense	(492)	28,110

NET LOSS	$(60,035)	$(22,028)

Other comprehensive income:
Foreign currency translation gain/(loss)	21,942	(10,802)

COMPREHENSIVE LOSS	$(38,093)	$(32,830)

Revenues. For the quarterly period ended September 30, 2020, we had revenue of $23,471 as compared to revenues of $24,173 for the quarterly period ended September 30, 2019, a decrease of approximately 3%. The slight decrease was due to the impact of Covid-19 pandemic on our business. During the current quarter, we experienced an increase in COVID testing and a decrease in RNA testing compared with the same quarter last year.

Cost of Revenues. For the quarterly period ended September 30, 2020, we had incurred $15,253 in cost of revenues, as compared to cost of revenues of $16,499 for the quarterly period ended September 30, 2019, a slight decrease of approximately 8%. The slight decrease in cost of revenues for the current quarterly period is due to a reduction in  our RNA testing supplies which was adversely impacted during the quarter coupled with volume discounts on Covid testing supplies as our Covid screening increased during the period.  The cost of revenues for the current quarterly period reflects the costs attributable to RNA and Covid-19 screenings.

Gross Profit. Gross profit for this quarterly period ended September 30, 2020 was $8,212 with margin 35% as compared gross profit of $7,674 with a margin 32% for the same quarter last year. The increase of gross profit margin of 3% due to better margins for Covid-19 testing compared with our RNA testing.

Other Income. For the quarterly period ended September 30, 2020, we had other income consisting of interest on deposits of $2,897 compared $5,285 for the quarterly period ended September 30, 2019. The 82% reduction for the current quarterly period is due to lower interest rates on deposits and reduced amounts on deposit.

Operating Expenses. For the quarterly period ended September 30, 2020, we had operating expenses of $70,658 as compared to operating expenses of $63,097 for the quarterly period ended September 30, 2019, an increase of approximately 11%. The increase in operating expenses for the current period is due to 20 shareholders were offered complimentary RNA testing because of their prior investment in the Company.  Operating expenses consists of general and administrative expenses which includes depreciation of fixed assets, employee compensation and benefits, professional fees and marketing and travel expenses.

Loss from operations. We had a loss from operations of $59,543 for the quarterly period ended September 30, 2020 compared with a loss of $50,138 for the quarterly period ended September 30, 2019 for the reasons discussed above.

Income tax expense. For the quarterly period ended September 30, 2020, we had provision of income tax expense of $492 for estimated 17% of the bank interest earnings. As compared to tax adjustment of $28,110 for the quarterly period ended September 30, 2019.

Foreign currency exchange gain/(loss). We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the US Dollar. Therefore, any change in the relevant exchange rate will require us to recognize a transaction gain or loss on revaluation. For the quarterly period ended September 30, 2020, we experienced a foreign currency gain of $21,942 compared with a foreign currency loss of $10,802 for the quarter ended September 30, 2019.

Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019.

The following table sets forth key selected financial data for the nine months ended September 30, 2020 and 2019.

	Nine-month periods
	ended September 30,
	2020	2019

REVENUE	$30,012	$73,906

COST OF REVENUE	(45,561)	(52,341)

GROSS (LOSS) /PROFIT	(15,549)	21,565

OTHER INCOME	10,548	19,684

OPERATING EXPENSES
General and administrative	(167,685)	(220,809)

LOSS FROM OPERATIONS	(172,686)	(179,560)

Income tax expense	(1,839)	25,668

NET LOSS	$(174,525)	$(153,892)

Other comprehensive income:
Foreign currency translation gain/(loss)	(16,249)	(11,256)

COMPREHENSIVE LOSS	$(190,774)	$(165,148)

Revenues. For the nine-month period ended September 30, 2020, we had revenues of $30,012 as compared to revenues of $73,906 for the same period ended September 30, 2019, a decrease of approximately 59%. The substantial decrease was due to the impact of Covid-19 pandemic on our business. Moreover, the revenues for this period were substantially from Covid screening compared to the same period last year which were entirely from our blood-based gene (RNA) screening.

Cost of revenues. For the nine-month period ended September 30, 2020, we had incurred $45,461 in cost of revenue, as compared to cost of revenues of $52,341 for the nine-month period ended September 30, 2019, a decrease of approximately 13%. The cost of revenue for the current quarterly period reflects the costs attributable to Covid-19 screening kits and reagents stock without adding any RNA screening kits and reagents stock.

Gross (Loss)/Profit. Gross loss for this  nine-month period ended September 30, 2019 was $15,549 compared gross profit of $21,565. The gross loss for the current  nine-month period  was due to testing fees allocable to the 20 shareholders discussed above.

Other Income. For the nine-month period ended September 30, 2020, we had other income consisting of interest on deposits of $10,548 compared with $19,684 for the same period ended September 30, 2019. The 46% reduction during the current nine month period is due to lower interest rates on deposits and reduced amounts on deposit.

Operating Expenses. For the nine-month period ended September 30, 2020, total the operating expenses was $167,685 as compared to operating expenses of $220,809 for the nine-month period ended September 30, 2019, a decrease of approximately 24%. The decrease for the current period is due to office rental which was reduced by our landlord and less traveling expenses.  Operating expenses consists of general and administrative expenses which includes depreciation of fixed assets, employee compensation and benefits, professional fees and marketing and travel expenses.

Loss from operations. We had a loss from operations of $172,686 for the nine-month period ended September 30, 2020 compared with a loss from operations of $179,560 for the nine-month period ended September 30, 2019 for the reasons discussed above.

Income tax expense. For the nine-month period ended September 30, 2020, we had provision of income tax expense of $1,839 for estimated 17% of the bank interest earnings.

For the Nine-month period ended September 30, 2019, tax adjustment of $25,668 for over provided income tax expenses in prior financial year

Foreign currency exchange gain/(loss). We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the US Dollar. Therefore, any change in the relevant exchange rate will require us to recognize a transaction gain or loss on revaluation. For the nine-month period ended September 30, 2020, we experienced a foreign currency loss of $16,249 compared with a foreign currency loss of $11,256 for the nine-month period ended September 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, we had working capital of $682,052 compared with working capital of $830,997 as of December 31, 2019. The decrease in working capital as of September 30, 2020 from December 31, 2019 is due principally to the losses experienced during the nine month period in 2020.

Our primary uses of cash have been for operations. The main sources of cash have been from operational revenues and the private placement of our common stock. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

☐	Addition of administrative and marketing personnel as the business grows,
☐	Development of a Company website,
☐	Increases in advertising and marketing in order to attempt to generate more revenues, and
☐	The cost of being a public company.

The Company believes that cash flow from operations together will be sufficient to sustain its current level of operations for at least the next 12 months of operations.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2020 and 2019:

	Nine-Month Ended September 30, 2020	Nine-Month Ended September 30, 2019
Net Cash Used in Operating Activities	$(154,909)	$(158,911)
Net Cash Used in Investing Activities	-	(5,672)
Net Cash Provided in Financing Activities	(5,599)	(107,333)
Net Change in Cash and Cash Equivalents	$(171,873)	$(283,090)

Operating Activities

During the nine-month ended September 30, 2020, the Company incurred a net loss of $174,525 which, after adjusting for depreciation, an increase in inventories, an increase in receivables and deposits, a reduction in trade payables, resulted in net cash of $154,909 being used in operating activities during the period. By comparison, during the nine-month ended September 30, 2019, the Company had a net loss of $153,892 which, after adjusting for depreciation, a decrease in inventories, an increase in receivables and deposits, an increase in trade payables, resulted in net cash of $158,911 being used in operating activities during the period.

Investing Activities

During the nine-month ended September 30, 2020, the Company had no net cash used in investment activities. During the nine-month ended September 30, 2019, the Company had plant and equipment purchases, consisting mainly of equipment and computer purchases, resulting in net cash used in investment activities of $5,672. During the current nine month period, we had no replacement of equipment and computers.

Financing Activities

During the nine-month ended September 30, 2020, the Company a repayment of a finance lease $5,901 and advances from directors $302 resulting in net cash used in financing activities of $5,599. By comparison, during the nine-month ended September 30, 2019, the Company a repayment of a finance lease $13,453, repayment of advances to directors of $880 and share cancellation from private placements $93,000 resulting in cash used in financing activities of $107,333

The Malaysian Prime Minister announced that individual borrowers and Small and Medium Enterprises (SMEs) would enjoy an automatic loan moratorium for six months, starting from 1st April 2020 onwards.  As a result, the Company had a deferment of finance lease resulting in net cash used in financing activities of $5,901 with 6 months moratorium implemented by the banks in view of the Covid-19 pandemic. During the nine-month ended September 30, 2019, the Company had a repayment of a finance lease resulting in net cash used in financing activities of $13,453

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	September 30, 2020	December 31, 2019

Period-end US$1 : MYR exchange rate	4.2800	4.0925

	January 1, 2020 to September 30, 2020	January 1, 2019 to September 30, 2019

9 months average US$1 : MYR exchange rate	4.2619	4.1191

•	Related parties

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a Six-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

☐	Level 1: Observable inputs such as quoted prices in active markets;

☐	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

☐	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

As of September 30, 2020, and December 31, 2019, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of September 30, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2020, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

November 3, 2020

