Form 10-Q/A
period 2020-09-30
BioNexus Gene Lab Corp
filed 2020-11-09
CIK 1737523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Amendment No. 1 to

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

EXPLANATORY NOTE

On November 3, 2020, the Company filed its Form 10-Q for the quarterly period ended September 30, 2020 (“Original Filing”). This Amendment No. 1 to Form 10-Q corrects certain non-material, clerical errors contained in the Original Filing. Except to the extent expressly set forth herein, this Amendment No. 1 speaks as of the date of the Original Filing and has not been updated to reflect events occurring subsequent to the date of the Original Filing other than to correct the stated deficiencies.

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

Depreciation expense for the nine-month periods ended September 30, 2020 and 2019 was $30,567 and $31,295, respectively.

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

The amortization of the operating lease right of use asset for the nine-month period ended September 30, 2020 and the year ended December 31, 2019 was $8,210 and $11,618, respectively.

Other information:	As of
	September 30, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$7,351	$11,012
Right of use assets obtained in exchange for operating lease liabilities	14,258	23,542
Remaining lease term for operating lease (years)	2	2
Weighted average discount rate for operating lease	$6.70%	$6.70%

Lease expenses for the nine-month period ended September 30, 2020 and the year ended December 31, 2019 were $802 and $2,001, respectively.

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

	Nine-month periods
	ended September 30,
	2020	2019

REVENUE	$30,012	$73,906

COST OF REVENUE	(45,561)	(52,341)

GROSS (LOSS) /PROFIT	(15,549)	21,565

OTHER INCOME	10,548	19,684

OPERATING EXPENSES
General and administrative	(167,685)	(220,809)

LOSS FROM OPERATIONS	(172,686)	(179,560)

Income tax expense	(1,839)	25,668

NET LOSS	$(174,525)	$(153,892)

Other comprehensive income:
Foreign currency translation loss	(16,249)	(11,256)

COMPREHENSIVE LOSS	$(190,774)	$(165,148)

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

Investing Activities

During the nine-month ended September 30, 2020, the Company had no net cash used in investing activities. During the nine-month ended September 30, 2019, the Company had plant and equipment purchases, consisting mainly of equipment and computer purchases, resulting in net cash used in investing activities of $5,672. During the current nine-month period, we had no replacement of equipment and computers.

Financing Activities

During the nine-month ended September 30, 2020, the Company had a repayment of a finance lease $5,901 and advances from directors $302 resulting in net cash used in financing activities of $5,599. By comparison, during the nine-month ended September 30, 2019, the Company had a repayment of a finance lease $13,453, repayment of advances to directors of $880 and share cancellation from private placements $93,000 resulting in cash used in financing activities of $107,333

The Malaysian Prime Minister announced that individual borrowers and Small and Medium Enterprises (SMEs) would enjoy an automatic loan moratorium for six months, starting from 1st April 2020 onwards.  As a result, the Company had a deferment of finance lease resulting in net cash used in financing activities of $5,901 with 6 months moratorium implemented by the banks in view of the Covid-19 pandemic. During the nine-month ended September 30, 2019, the Company had a repayment of a finance lease resulting in net cash used in financing activities of $13,453

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

November 5, 2020

