Form 10-K
period 2020-12-31
BioNexus Gene Lab Corp
filed 2021-03-30
CIK 1737523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

As of March 30, 2021, there were 171,218,152 shares of common stock, no par value, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “BioNexus” in this Annual Report collectively refers to BioNexus Gene Lab Corp., a Wyoming corporation and our wholly owned subsidiaries, BioNexus Gene Lab Sdn. Bhd. (“BGL” or BioNexus Malaysia”) and Chemrex Corporation Sdn. Bhd. (“CCSB” or “Chemrex”), both Malaysian companies (“Subsidiaries”).

We acquired Chemrex on December 31, 2020 pursuant to a Share Exchange Agreement (“Agreement”) with Chemrex its shareholders. We acquired all of the issued and outstanding shares of capital stock of Chemrex from the Chemrex shareholders in exchange for 68,487,261 shares of common stock of the Company issued to the Chemrex shareholders.

Our principal corporate office is Unit 02, Level 10, Tower B Vertical Business Suite, Bangsar South, No. 8 Jalan Kerinchi, Kuala Lumpur, Malaysia, the BioNexus Malaysia lab is located at Lab 353, Chemical Science Centre, University Science Malaysia, George Town, Penang, Malaysia and it also has a blood collection center located at 1st floor, Lifecare Medical Centre, Kuala Lumpur, Malaysia. Chemrex offices and supply hub is located at 4 Jalan CJ 1/6 Kawasan Perusahaan Cheras Jaya, Selangor, Malaysia.

Our corporate and BioNexus Malaysia telephone number is (+60) 1221-26512 and its website is www.bionexusgenelab.com. Chemrex’s telephone number is (+60) 1922-23815 and its website is www.chemrex.com.my.

Item 1. Business.

BUSINESS DESCRIPTION

Company Overview

BioNexus Gene Lab Corp., a Wyoming corporation, was incorporated on May 12, 2017.

On August 23, 2017, we acquired all of the outstanding capital stock of Bionexus Gene Lab Sdn. Bhd. (formerly BGS Lab Sdn. Bhd.), a Malaysian corporation (“BGL” or “BioNexus Malaysia”). BioNexus Malaysia was incorporated in Malaysia on April 7, 2015.

On December 31, 2020, we acquired all of the outstanding capital stock of Chemrex Corporation Sdn Bhd (“CCSB” or “Chemrex”). Chemrex was incorporated in Malaysia on September 29, 2004.

Our corporate structure is depicted below:

The corporate structure as at December 31, 2020 is depicted below:

BioNexus Gene Lab Corp. a Wyoming company

100% owned		100% owned
Bionexus Gene Lab Sdn. Bhd., a Malaysian company		Chemrex Corporation Sdn. Bhd., a Malaysian Company

BioNexus Malaysia

BioNexus Malaysia is an emerging molecular diagnostics company focused on the application of functional genomics to enable early diagnosis and personalized health management. Our focus is on developing and marketing safe, effective and non-invasive blood tests for early detection of diseases in order to minimize treatment cost and improve patient management. Our non-invasive blood tests analyze changes in ribonucleic acid (or RNA) to detect the risk potentiality of 11 different diseases. These diseases include eight cancers (nasopharyngeal, lung, liver, stomach, breast, cervical, prostate and colon), two bowel diseases (colitis and Crohn) and osteoarthritis. This unique blood based genomic biomarker approach is based on the scientific observation that circulating blood reflects, in a detectable way, what is occurring throughout the body currently.

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

On August 23, 2017, BioNexus Gene Lab Corp., a Wyoming company, acquired all of the capital stock of BGS Lab Sdn. Bhd. (now Bionexus Gene Lab Sdn. Bhd), a Malaysian company (“BioNexus Malaysia”), from its then existing shareholders. In connection with the transaction, the following shareholders of BioNexus Malaysia received the corresponding number of shares of our common stock; Soo Kow Lai, our Chairman, received 10,000,000 shares; Chi Yuen Leong, our President received 10,000,000 shares; Mr. Chan Chong Wong, our Chief Executive Officer received 10,000,000 shares; and Dr. Choong Chin Liew, our majority shareholder received 20,000,000 shares. In exchange, we received certain software, equipment, know-how, related inventory and technology relating to blood based genomic analysis and screening developed by Dr. Liew which has enabled us to conduct our current operations. The technology and related assets were previously acquired by the BioNexus Malaysia from Dr. Liew in June 2017 in exchange for Dr. Liew receiving 40% of the equity of BioNexus Malaysia and the obligation to pay Dr. Liew the sum of approximately $354,930. The Company paid Dr. Liew the sum of $83,664 on January 23, 2018 and on February 15, 2018, Dr. Liew agreed to waive the remaining balance due to him by the Company which amounted to $271,266.

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

While DNA is relatively static, RNA conversely is subject to change and is affected by an individual’s lifestyle, such as diet, alcohol, tobacco and/or drug use, excessive or ongoing stress from work/family and exercise, along with exposure to environmental influences, such as pollutants and chemicals.

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

At our lab, RNA is extracted in biosafety cabinet followed by microcentrifuge and spectrophotometer to check spectrophotometric concentration and quality of the extracted RNA. The RNA then is purified (Biotinylated RNA will be mixed with purification beads and transferred to a U-bottom 96-well plate. Then, the plate will be placed onto a magnetic ring stand. Labeled cRNA will be captured when placed on the magnetic stand. The remaining solution will be removed and the captured pellet will be cleaned-up to obtain cRNA with high purity. Then, purified cRNA will be fragmented for hybridization) and hybridized onto a genechip (GeneChip 3’ IVT PLUS Reagent Kit will be used for preparing biotinylated target from purified total RNA samples suitable for hybridization to GeneChip arrays. Double-stranded cDNA will be synthesized from the total RNA using reverse transcriptase and oligo-dT primers. An in-vitro transcription (IVT) reaction is then done to produce biotin-labeled cRNA from the cDNA in 16 hours incubation) and scanned through the affymetrix station (Once the overnight hybridization is completed, the Genechips will be washed with dedicated buffers and solutions to remove excess cRNAs and hybridization solutions. Washed chips will be stained with staining buffers to illuminate attached cRNAs. All these processes will be conducted in the fluidic station by following the given instructions. Specific experimental information is defined using AMDS software on a PC-compatible workstation. Stained chips are ready for scanning. The chips will be transferred into the scanner. The scan is automatically completed and the image is processed into data files. The data collected from microarray analysis is analysed using our propriety software and algorithm calculation to generate the disease risk score report for the individual patient. A report is generated by our software and is forwarded to the health care provider for further consultation with the patient. This report can be used by patient and physician to plan future tests and therapies.

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

The key proprietary aspect of our process is our proprietary algorithm software and the RNA extraction, preservation, quality control, hybridization, data analysis processes which was developed by Dr. Liew. We acquired the software and the technological processes in June 2017. The gene expression from a reference population representing a specific disease condition is filtered according to a quality assurance process based on repeatability data. This collected data is then analyzed by our proprietary algorithm software and processes checked by the laboratory manager to ensure all the steps are followed in the deriving predictive model for each disease condition. Once these models have been established, they then can be applied to the data from a new sample to make risk prediction for this individual. Each disease/disorder has similar group of diseased/disordered genes which were identified through the years of research and clinical trials in Malaysia.

Business Development.

In April 2017, we began marketing our blood based genomic screening process to health care providers, such as clinics, laboratories and hospitals, all of which have a licensed doctor or staff. As mentioned above, the screening provides a risk analysis of 11 diseases, of which eight are different forms of cancer. In Malaysia, the cost for the analysis is not covered by health insurance. Thus, patients are required to pay for the costs of the services, which under our current pricing of $1,500 for the 11-disease panel for an individual plan. We do have different pricing for groups, like companies and associations.

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

As of December 31, 2020, we have 10 swab and blood sample collection centers, 8 in Klang Valley (which is comprised of our capital city Kuala Lumpur, together with towns on the northern and southern fringes of the capital city) recommending our blood based genomic screening protocol to their patients. Of these centers, Lifecare Medical Centre, Iheal Medical Centre, National Heart Centre, 1-Utama Clinic, Clinic Q, LYC Healthcare, Gene Therapy Centre, Nexus Reality Lab in Klang Valley, Sandakan hospital and Tawau Hospital and account for approximately 90% of our patient population from Jan 2020 through December 31, 2020. We believe that there are over 500 clinics and hospitals located in the Kuala Valley metropolitan area.

Our goal is to have a large percentage of health care providers in the Klang Valley refer patients to us for our screening protocol. Once we have established our brand and reputation in Klang Valley, we intend to expend to other large cities in Malaysia, followed by an expansion to large metropolitan areas other countries in Asia Pacific, such as Indonesia, Taiwan and Singapore. However, we do not foresee expansion beyond Malaysia until fiscal year 2021 and beyond.

Our existing equipment and personnel are sufficient to handle up to 94 patients a day. If our daily patient count increases above 200 patients, we will be required to hire another laboratory technician and purchase and install an additional semi-automatic affymetrix station equipment estimate to be $200,000.

For health care providers, we pay a referral fee of between 20%. Typically, the patient, while in the offices of the health care provider, completes a form which identifies the name, address and other contact information of the patient.

During the 3rd fiscal quarter of 2020, we began testing for COVID 19 using our RNA platform apply qPCR process. During this period, the Ministry of Health began providing us with COVID samples taken at hospitals for testing using our laboratory. To date, we had screened more than 5,000 samples reported less than 100 positive covid-19 cases to the Health Ministry In addition, during 3rd quarter of 2020, we began promoting this q-PCR test through the Malaysian General & Life Insurance Association, various banks, airports and small and medium enterprises (SME) in Malaysia. The response from these markets have slow in developing. Our Covid screening generates substantially lower per ticket charges at $55 per test compared with $990 per customer for our RNA screening. They also generate lower margins than our RNA screenings.

Competition and Competitive Strengths.

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

Our Growth Strategy

We will look to grow and expand our business by further penetrating the Klang Valley market and expand our marketing efforts elsewhere in Malaysia. We believe that an increase in our marketing and promotional efforts will correlate to increased revenues and the expansion of our business. Our growth and expansion strategy for the next 6-12 months are as follows:

• Continue to leverage our relationships with healthcare providers

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

• Allocate more capital resources to our marketing efforts

Apart from sales through existing relationships with health care providers, we intend to allocate more capital resources to marketing and promotion. As part of these efforts, we have appointed two commission-based Marketing Companies last year and they managed to bring some business after creating awareness of our services nationwide.

• Increase focus on corporate clients.

To date, we have entered into arrangements with two corporate clients for screening on their employees. We intend to solicit more corporate clients in the Klang Valley and major cities in Malaysia. We commenced these efforts lasy year and is continue in 2021. These efforts will be undertaken by the officers and the Marketing Companies.

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

Employees

As of the date of this this filing, BioNexus Malaysia has five full-time employee and four officers who work part-time for us. Management does not plan to hire additional employees at this time. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees.

Currently, BioNexus Malaysia has not entered into an employment agreement with any of our officers. The Company presently does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt plans in the future. Management does not plan to hire additional employees at this time.

Intellectual Property.

BioNexus Malaysia does not have any patents protecting our blood based genomic screening process. Instead, we rely on trade secrets and know-how using the process developed by Dr. Liew. There is no assurance that others will not independently develop the same or similar technology or obtain unauthorized access to our trade secrets, know-how and other unpatented technology. To protect our rights in these areas, we require all employees that work in our lab to enter into strict confidentiality agreements. Presently, we have one lab manager and 2 casual lab technicians. These agreements may not provide meaningful protection for our unpatented technology in the event of an unauthorized use, misappropriation or disclosure. While we have attempted to protect the unpatented proprietary technology that we develop or acquire, and will continue to attempt to protect future proprietary technology through patents, copyrights and trade secrets, we believe that our success will depend, to a large extent, upon continued innovation and technological expertise.

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

Chemrex

Chemrex is a wholesaler of industrial chemicals for the manufacture of industrial, medical, appliance, aero, automotive, mechanical and electronic industries in Asia Pacific region. These countries include Malaysia, Indonesia, Vietnam and numerous other countries. These superior graded industrial chemicals come with JIS, ANSI / IPC and ISO 9002 certification since 2004.

Chemrex’s corporate offices and distribution and storage center is located at 4 Jalan CJ 1/6 Kawasan Perusahaan Cheras Jaya, Selangor, Malaysia. Its phone number is (+60) 1922-23815 and web-site is www.chemrex.com.my.

Acquisition of Chemrex Sdn. Bhd.

On December 31, 2020, BioNexus completed a Share Exchange Agreement with Chemrex, and the shareholders of the Chemrex ("Chemrex Shareholders") pursuant to which the Company acquired all of the issued and outstanding shares of capital stock of Chemrex from the Chemrex Shareholders in exchange for 68,487,261 shares of common stock of the Company issued to the Chemrex Shareholders on a pro-rata basis.

Liong Tai Tan, our Chief Operating Officer (appointed on November 27, 2020), who is also the Chief Operating Officer of Chemrex, was a Chemrex shareholder and received 14,553,543 shares of common stock in connection with the transaction.

Business of Chemrex

Chremrex buys raw materials (chemicals) from domestic and international manufacturers. Chemrex wholesales these Fibre Reinforced Polymer (FRP) materials to various manufacturers in South East Asia. The chemicals are used to produce a wide variety of finished goods. Common products using FRP are handrails, bench tops, automotive and aero parts, paneling for hospital/laboratory/industrial clean rooms, covers for various instruments under in manufacturing, among other uses. FRP materials have strong design and technology. According to the product shape technical requirements, use and quantity flexible choice of molding process. The process is simple, can be shaped at one time, the economic effect is outstanding, especially for the complex shape, not easy to shape the number of products, more outstanding its process superiority.

Examples of FRP products manufactured by Chemrex customers are displayed below:

Medical and Industrial Equipment.

Platform, Handrail and Decking.

Medical appliances.

Key features of FRP products are as follows:

- Light weight with high strength.
- Good electrical insulator with no electro-magnetic behavior and no electric spark.

- Rust free and resistant to acid, alkali, organic dissolvents and other gas and liquid mixtures.
- Anti-aging with more than 20 years of useful life under normal working condition.
- Ease of maintenance.

The following table reflects Chemrex’s five top selling products for fiscal 2020, indicated by revenues, finished goods use and percentage of total revenues:

		% of Total
Raw Materials	Finished Goods	Revenue	Revenue

1. Polyester Resin 2802	anti-corrosive and laminated coating	$850,000	21.81
2. Polyester Resin 9509	clean room, ICU	$800,000	20.53
3. Chopped Strand Mat 450gm	chemical tanks	$500,000	12.83
4. Polyester Resin 3501A	pipes for oil & gas industry	$500,000	12.83
5. Casting Resin 2720	hospital and laboratory counter coating	$472,222	12.12

Sales and Marketing.

Our product sales and marketing are performed internally by Mr. Tham Too Kam, Managing Director, Mr. Tan Liong Tai, Executive Director and Mr. Chan Kwan Wah, Marketing Manager and 3 other marketing and technical representatives.

New customers would check through our website for products and forward their enquiries to us. Our marketing and technical representatives would contact the prospective customer and discuss a range of company products to suit their needs.

Most of our existing customers also are well-established manufacturers and contractors who know us well and place their orders regular basis. Typically, the provide us with a forecast and accordingly place their orders with us on a monthly basis. If they need an item in small quantity, they would normally get it from hardware retailer. Chemrex has distinct advantage of having full range with competitive prices fulfilling customers’ complete requirement.

We also assists customers on their new product development or projects with suitable and compatible raw materials. We jointly explore with customers all technical and aesthetic requirements of the new products or projects. In view of our years of successful dealings with local and international raw materials manufacturers, we often collaborate with their research teams to meet the new product needs of our customers.

Competition and Competitive Strengths.

Chemrex is a well-established, reliable quality composite material distributor with professional services. As a dominant, well-stocked company, it has complete range of products couple with strong technical supports as compared to its competitors’ incomplete range resulting in higher logistics and purchasing costs.

Chemrex has a number of competitors in Malaysia, some of which have greater resources than us. However, we believe that we offer the following competitive advantages to our existing and potential customers:

-	Our Technical Staff. Our technical staff, comprised of two chemists and one engineer, are highly competent and familiar with the trending advancements in the FRP industry. They provide technical know-how on mixing various products and offer product suggestions/modifications to our customers which can involve strengthening or enhancing existing products sold by our customers.

-

Sourcing Raw Materials. We source a broad range of raw materials on a world-wide basis. This feature greatly expands our reach to potential customers. It also assists our customers in developing new products.

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations. We are subject to the laws and regulations of those jurisdictions in Malaysia

Intellectual Property.

Chemrex does not have any patent, trademark, copyright or licensing rights.

Employees

As of the date of this this filing, Chemrex has 91 full-time employees, including 11 officers and 6 part-time for the Company. Chemrex believes its relationship with employees to be excellent. In total, we have 99 full-time employees, including 16 officers and 7 part-time staff under Chemrex and BGL. On the holding level, we have 4 board members and 1 part-time officer under BGLC

Item 1A. Risk Factors

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

Risk Factors Relating to Our Business

BIONEXUS MALAYSIA HAS A LIMITED OPERATING HISTORY AND LIMITED BUSINESS GROWTH. BioNexus Malaysia has been operational since April 2017; therefore, it have had limited operations which makes it difficult to evaluate its business and our prospects. In addition, to date, they have not experienced substantial growth in our business. The likelihood of its success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small operating company trying to expand its business enterprise and the highly competitive environment in which we will operate. Consequently, there can be no assurance that the business of BioNexus Malaysia will grow in the future. Moreover, because of its limited operating history, it is difficult to extrapolate any meaningful projections about its future.

THE EFFICACY OF BIONEXUS MALAYSIA BLOOD SCREENING PROCESS HAS NOT SUPPORTED BY ANY INDEPENDENT STUDIES OR TESTS. BioNexus Malaysia blood screening process, which was commercially launched in April 2017, has been developed by Dr. Choong Chin Liew, our largest shareholders. Dr. Liew has spent many years developing and testing various aspects of his current protocols and has published numerous articles concerning his blood screening protocols. Nonetheless, these protocols and procedures have not been the subject of a wide scale independent study or studies proving the efficacy of our testing protocols.

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

BIONEXUS MALAYSIA MAY FACE PRODUCT LIABILITY CLAIMS. Due to the nature of our business, we may face claims for product liability. These claims may arise from the inaccurate or erroneous diagnosis of patient information or the mix-up of patient information whereby a patient receives the wrong diagnostic information. While we feel confident in our accuracy of our diagnostic analysis and the procedures which we have implemented to ensure the safeguard of patient information, we cannot provide assurances that product liability claims will arise in the future.

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

WE WILL NEED ADDITIONAL FINANCING IN ORDER TO GROW OUR BUSINESS. We do not have significant assets with which to expand our business. We intend to expand our business through increased marketing efforts in Malaysia and elsewhere for both of our business line, the blood based genomic screening process and chemical distribution business. These additional expenditures are intended to be funded from cash on hand and, if necessary, third party sources, including the incurring of debt and/or the sale of additional equity securities. In addition to requiring additional financing to fund expansion, the Company may require additional financing to fund working capital and operating losses in the future should the need arise. The incurrence of debt creates additional financial leverage and therefore an increase in the financial risk of the Company’s operations. The sale of additional equity securities will be dilutive to the interests of current equity holders. In addition, there can be no assurance that such additional financing, whether debt or equity, will be available to the Company or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on appropriate terms could have a materially adverse impact on the business, financial condition and operating results of the Company.

AS WE UNDERTAKE BIONEXUS MALAYSIA’S BUSINESS, WE WILL BE SUBJECT TO COMPLIANCE WITH POTENTIAL GOVERNMENT REGULATION THAT MAY INCREASE IN THE FUTURE. Currently, there are no governmental regulations that materially restrict our screening business. Pathology Laboratory Bill of 2007 (“Pathology Act”) has been passed by the Malaysian Parliament, however, since 2007, the government has not implemented the regulations underlying the legislation nor has the government enforced the Pathology Act. Any such regulations could establish criteria for the various classes and specialties of laboratories, the organization and management system of the laboratory, the qualification and experience of the person-in-charge, the qualification and competence of pathologists, scientific and technical staff engaged to conduct tests, and the standards of laboratory practice. We cannot predict whether we would be able to comply with the Pathology Act and its regulations, if implemented. In addition, there also is a risk that the regulations arising from the Pathology Act or new legislation or regulations could increase our costs of doing business or otherwise prevent us from carrying out the expansion of our business. Accordingly, our business may be harmed if we are no able to comply with any future governmental legislation or regulations, including the Pathology Act.

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

BUSINESS DISRUPTIONS COULD SERIOUSLY HARM OUR FUTURE REVENUE AND FINANCIAL CONDITION AND INCREASE OUR COSTS AND EXPENSES. Our operations could be subject to power shortages, telecommunications failures, wildfires, water shortages, floods, earthquakes, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Unfavorable global economic conditions could adversely affect both of our business segments, financial condition, or results of operations.

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

WE ALSO FACE COMPETITION FROM OTHER CHEMICAL DISTRIBUTORS AND OUR OPERATING RESULTS WILL SUFFER IF WE FAIL TO COMPETE EFFECTIVELY. We believe there are a limited number of companies in Malaysia that provide the broad range of chemicals that we provide to customers. Many of our existing and potential competitors may have stronger financial, product development and marketing capabilities than our existing capabilities. As a result of these factors, our competitors may succeed in attracting new customers which we may need to further develop our business.

WE MAY INCUR SIGNIFICANT COSTS TO BE A PUBLIC COMPANY TO ENSURE COMPLIANCE WITH U.S. CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS AND WE MAY NOT BE ABLE TO ABSORB SUCH COSTS. We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect these costs to approximate $50,000 per year, consisting of $30,000 in legal, $50,000 in audit and $10,000 for EDGAR filing and transfer agent fees. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We may not be able to cover these costs from our operations and may need to raise or borrow additional funds. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business operations.

OUR OFFICERS AND DIRECTORS MAY HAVE A CONFLICT OF INTEREST WITH THE MINORITY SHAREHOLDERS AT SOME TIME IN THE FUTURE. SINCE THE MAJORITY OF OUR SHARES OF COMMON STOCK ARE OWNED BY OUR OFFICERS AND DIRECTORS AND A KEY CONSULTANT, OUR OTHER STOCKHOLDERS MAY NOT BE ABLE TO INFLUENCE CONTROL OF THE COMPANY OR DECISION MAKING BY MANAGEMENT OF THE COMPANY. Our Officers and Directors beneficially own approximately 35% of our outstanding common stock. The interests of our Officers and Directors may not be, at all times, the same as that of our other shareholders. Our Officers and Directors are not simply passive investors but are also executives of the Company, their interests as executives may, at times be averse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon our directors exercising, in a manner fair to all of our shareholders, their fiduciary duties as officers or as member of the Company’s Board of Directors. Also, our directors will have the ability to control the outcome of most corporate actions requiring shareholder approval, including the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership may also have the effect of delaying, deferring or preventing a change of control of us, which may be disadvantageous to minority shareholders.

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

IN THE FUTURE, WE MAY ISSUE ADDITIONAL COMMON AND PREFERRED SHARES, WHICH WOULD REDUCE INVESTORS’ PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE. Our Articles of Incorporation authorize the issuance of 300,000,000 shares of common stock. As of the date of this filing, the Company had 171,218,152 shares of common stock outstanding. Accordingly, we may issue up to an additional 128,781,848 shares of common stock. In addition, we have the right to issue 30,000,000 shares of preferred stock. The preferred stock is known as “blank check” as the Board of Directors is authorized to set the rights, privileges and preference of the preferred stock. The future issuance of common stock and preferred may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock or preferred stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate offices and the offices of BioNexus Malaysia are located at Unit 02, Level 10, Tower B, Avenue 3, The Vertical Business Suite II, Bangar South, No. 8 Jalan Kerinchi, Kuala Lumpur, Malaysia. The lease commenced in December 15, 2019 and terminates in December 15, 2021. The space consists of 1,300 square feet with an annual rent of approximately $13,200 USD.

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

Chemrex’s office and wholesale distribution center is located at 4, Jalan CJ 1/6, Kawasan Perusahaan Cheras Jaya, 43200 Cheras, Selangor, Malaysia. The space consists of 25,000 square feet. Chemrex is the owner of the premises.

Chemrex also maintains two investment properties;

1. A condominium located at No. B-17-03, Duet Residence, Jalan Kinrara 6, Bandar Kinrara, 47180 Puchong, Selangor. The premises is 1,100 square feet and is leased to a third party at a rate of $488 per month. The lease is for 2 years terminating on February 2022.

2. A commercial building located at First floor, No. 2B Pelangi Avenue, Jalan Kelicap 42A/KU1, Klang Bandar, Diraja, 41050 Klang, Selangor. The premises is 2,000 square feet and is not leased as of the date of this filing.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On March 11, 2020, FINRA authorized the trading of our common stock under the symbol “BGLC”, however, we began trading on the OTC-Pink/QB markets in January 2021. The table below sets forth, for the fiscal quarters indicated, the high and low bid prices per share of our common stock as reflected on the OTC-QB/Pink markets. The quotations represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Quarterly Period	High	Low
Fiscal year ended December 31, 2021:
First Quarter	$2.30	$1.00

The OTC-QB is a quotation system and not a national securities exchange, and many companies have experienced limited liquidity when traded through this quotation system. Any trading has been sporadic and there has been no meaningful trading volume.

Capital Stock:

Our authorized capital stock consists of 300,000,000 shares of common stock, no par value per share, and 30,000,000 shares of preferred stock, no par value per share. As of March 30, 2021, there are 171,218,152 shares of our common stock issued and outstanding that was held by 336 stockholders of record and no shares of preferred stock issued and outstanding. The shares of preferred stock are “blank check’ meaning the Company’s Board of Directors can issue shares of preferred stock in such series with such rights, privileges and preferences as determined from time to time by the Board of Directors without shareholder approval.

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

None

Issuer Purchases of Equity Securities

None

Item 6. Selected Financial Data.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General.

Our Company was incorporated on April 5, 2017 and operations of our Malaysian company began operations in July 2017. Consequently, the following discussion and analysis of the results of operations and financial condition of the Company is for fiscal years ended December 31, 2020 and December 31, 2019, respectively. This information should be read in conjunction with the notes to the financial statements that are included elsewhere herein. The consolidated financial statements presented herein (and to which this discussion relates) reflect the results of operations of the Company and its Malaysian subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

COMPANY OVERVIEW

Our financial statements are prepared in US Dollars and in accordance with accounting principles generally accepted in the United States. See information immediately below for information concerning the exchange rates at the Malaysian translated into US Dollars (“USD”) at various pertinent dates and for pertinent periods.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the year ended December 31,
	2020	2019
Year-end MYR : US$1 exchange rate	4.0170	4.0925
Yearly average MYR : US$1 exchange rate	4.2010	4.1410

Summary of Business

We have two operating subsidiaries located in Malaysia, Bionexus Gene Lab Sdn. Bhd. (“Bionexus Malaysia”) and Chemrex Corporation Sdn. Bhd. (“Chemrex”).

BioNexus Malaysia is an emerging molecular diagnostics company focused on the application of functional genomics to enable early diagnosis and personalized health management. It was incorporated in the State of Wyoming on May 12, 2017. On August 23, 2017, we acquired all of the outstanding capital stock of BioNexus Malaysia, which was incorporated in Malaysia on April 7, 2015. BioNexus Malaysia owns algorithm software, technology and know-how related to the detection of common diseases through blood analysis which we use in our business.

Our principal office address is Unit 02, Level 10, Tower B, Avenue 3, The Vertical Business Suite II, Bangar South, No. 8 Jalan Kerinchi, Kuala Lumpur, Malaysia., our lab is located at Lab 353, Chemical Science Centre, University Science Malaysia, George Town, Penang, Malaysia. We also have a blood collection center located at 1st floor, Lifecare Medical Centre, Kuala Lumpur, Malaysia. Our telephone number is (+60) 122126512 and web-site is www.bionexusgenelab.com.

Chemrex is a wholesaler of industrial chemicals for the manufacture of industrial, medical, appliance, aero, automotive, mechanical and electronic industries in Asia Pacific region. On December 31, 2020, we acquired all of the outstanding capital stock of Chemrex, which was incorporated in Malaysia on September

Chemrex’s corporate offices and distribution and storage center is located at 4 Jalan CJ 1/6 Kawasan Perusahaan Cheras Jaya, Selangor, Malaysia. Its phone number is (+60) 1922-23815 and web-site is www.chemrex.com.my.

Our corporate structure is depicted below:

The corporate structure as at December 31, 2020 is depicted below:

BioNexus Gene Lab Corp. a Wyoming company

100% owned		100% owned
Bionexus Gene Lab Sdn. Bhd., a Malaysian company		Chemrex Corporation Sdn. Bhd., a Malaysian Company

Recent Events.

Collaboration with Malaysia’s National Heart Institute

On August 1, 2019, our wholly owned Malaysian subsidiary, Bionexus Gene Lab Sdn Bhd (“BioNexus Malaysia”), entered into an Agreement for The Development Blood-Based Genomic Signatures in Acute Myocardial Infarction Risk Prediction Research Proposal with Institut Jantung Negara Sdn. Bhd. (“Institute”) and Dato Dr. Amin Ariff Bin Nuruddin (“Principal Investigator”) (“Development Agreement”).

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

Pursuant to the Development Agreement, the Institute and NHI, through the Principal Investigator, have agreed to collaborate in a research project with BioNexus Malaysia to provide information for purposes of utilizing and further developing our RNA technology. Blood samples will be collected from consenting AMI patients within two hours of being admitted to the NHI and prior to the administering any medication, so as to provide a true picture of the changes in the patient’s RNA by the microarray process. The blood samples will be provided to our lab where the RNA will be extracted for analysis. Similar to our other disease analysis process, the isolated RNA will be hybridized, probe array washed and stained and array scanned. We will then use the data from the research project to create a gene expression profile for the likelihood of an AMI event in patients using our RNA analysis. We expect to develop a gene panel from this project within the next 3 to 6 months.

Among other terms and conditions, the research project will expire on December 31, 2021 and BioNexus Malaysia is required to pay the approximately $1,100 per month in fees to NHI for the usage of its freezer and allowance for nurses and doctors who are required to explain to each participating patient about the research, his consent and patient consultation on the blood- based gene expression report for each patient.

For the past 6 months, we have spent substantial time and effort on planning and preparing documentation for the Institute’s Ethics Committee review and approval such as establishing the objectives and benefits of the research and process protocols and other procedural items. Following the successful conclusion of the study by August 2021, we are hopeful that NHI will take the lead to incorporate our RNA screening into their regular screening processes for patients. Industry information from the Institute indicates that Malaysians are developing heart disease at a younger age compared with their peers in other countries.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019 (Audited).

The following table sets forth key components of the results of operations for fiscal year ended December 31, 2020 and 2019, respectively. As stated herein, on December 31, 2020, the Company consummated its acquisition of Chemrex Corporation Sdn. Bhd. (“Chemrex”), pursuant to a Share Exchange Agreement by and among the Company and Chemrex and the Chemrex shareholders. Accordingly, the audited financial information for the period ended December 31, 2020 includes the accounts of Chemrex and BioNexus Malaysia and the (audited) financial information for the period ended December 31, 2019 only includes the accounts of BioNexus Malaysia.

The discussion following the table addresses these results.

	Year ended
	December 31 (Audited)
	2020	2019

REVENUE	$11,390,440	$126,955

COST OF REVENUE	(9,670,617)	(71,067)

GROSS PROFIT	1,719,823	55,888

OTHER INCOME	886,942	25,048

OPERATING EXPENSES
General and administrative	(1,332,943)	(356,641)

PROFIT/(LOSS) FROM OPERATIONS	1,273,822	(275,705)

FINANCE COSTS	(11,313)	-

PROFIT/(LOSS) BEFORE TAX	1,262,509	(275,705)

Tax expense:
Deferred tax	(1,238)	4,477
Income tax	169,649	24,759
Total tax (expense)/credit	(168,411)	29,236

NET PROFIT/(LOSS)	$1,094,098	$(246,469)

Other comprehensive income:
Foreign currency translation gain	150,787	9,874

COMPREHENSIVE INCOME/(LOSS)	$1,244,885	$(236,595)

Revenues. For the annual period ended December 31, 2020, we had revenues of $11,390,440 as compared to revenues of $126,955 for the annual period ended December 31, 2019. The revenues for the current period reflect the acquisition of Chemrex and includes the revenues of Chemrex. Thus, a year to year revenue comparison is not relevant at this time. Please refer to Note 14. to our audited financial statements for segmented financial information.

Cost of revenues. For the annual period ended December 31, 2020 we had cost of revenues of $9,670,617 as compared to cost of revenues of $71,067 for the annual period ended December 31, 2019. As stated herein, the higher cost of revenues for the current year end period reflect the acquisition of Chemrex. Cost of revenues includes

Other Income. For the annual period ended December 31, 2020, we had other income of $886,942 as compared $25,048 for the annual period ended December 31, 2019. The increase in other income for the current annual period is due primarily Chemrex’s disposal of property which resulted in income of $706,953.

Operating Expenses. For the annual period ended December 31, 2020, we had operating expenses of $1,332,943, as compared to operating expenses of $356,641 for the annual period ended December 31, 2019. Operating expenses include depreciation of fixed assets, stock grants to officers/directors, shares issuances to service providers, employee compensation and benefits, professional fees and marketing and travel expenses. The increase for the current year period reflects the operating expenses associated the business of Chemrex.

Profit/(loss) from operations. We had a profit from operations of $1,262509 for the annual period ended December 31, 2020 compared with a loss from operations of $275,705 for the annual period ended December 31, 2019 for the reasons discussed above.

Tax expense. For the year ended December 31, 2020, we had income tax expense of $169,649 and adjustment for over provision of deferred tax liabilities in prior year, credit amount of $1,238, total tax expenses were $168,411. Last year ended December 31, 2019, we had income tax credit amount $24,759 and adjustment for over provision of deferred tax liabilities in prior year, credit amount of $4,477, total tax expenses were $29,237

Foreign currency translation gain/loss. For the annual period ended December 31, 2020, we had foreign currency translation gain of $150,773 compared with foreign currency translation gain $9,875 for the prior annual period.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2020, we had working capital of $4,611,894 compared with working capital of $830,997 as of December 31, 2019. The increased in working capital as of December 31, 2020 from December 31, 2019 is due principally to acquisition of Chemrex and the operating profit of Chemrex for the 2020 period

Our primary uses of cash have been for operations. The main sources of cash have been from operational revenues and the private placement of our common stock. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

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

•	Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases, which was subsequently amended in 2018 by ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842). Topic 842 will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. Topic 842 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. Topic 842 allows for a cumulative-effect adjustment in the period the new lease standard is adopted and will not require restatement of prior periods.

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods.

•	Property, Plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis to write off the cost over the following expected useful lives of the assets concerned. The principal annual rates used are as follows:

Categories	Principal Annual Rates/Expected Useful Life
Air conditioner	20%
Buildings	2%
Computer and software	33%
Equipment	20%
Furniture and fittings	10% to 20%
Lab Equipment	10%
Motor vehicle	10% to 20%
Office equipment	20%
Renovation	10% to 20%
Signboard	10%

Leasehold lands are depreciated over the period of lease term. Leased assets are depreciated over the shorter of the lease term and their useful lives unless it is reasonably certain that the Company will obtain ownership by the end of the lease term. Freehold land is not depreciated. Property, plant and equipment under construction are not depreciated until the assets are ready for their intended use

Maintenance and repairs are charged to operations as incurred. Expenditures which substantially increase the useful lives of the related assets are capitalized. When properties are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the transaction takes place.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the year ended December 31,
	2020	2019
Year-end MYR: US$1 exchange rate	4.0170	4.0925
Yearly average MYR: US$1 exchange rate	4.2010	4.1410

•	Related parties

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

Item 8. Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-19, which appear at the end of this Form 10-K Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of December 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) as set forth in its Internal Control - Integrated Framework. This assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2020, other than the change in ownership, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

NAME	AGE	POSITION
Soo Kow (Kenny) Lai	52	Chairman
Chi Yuen (George) Leong	69	President and Director
Chan Chong Wong	58	Chief Executive Officer and Director
Wei Li Leong	31	Chief Financial Officer
Liong Tai Tan	62	Chief Operating Officer and Director

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

Chi Yuen (George) Leong has been our President since inception. He was the Chief Executive Officer of Network Food Australia from February 1, 2006 until August 20, 2008. He joined the US’ Arem Pacific Corporation the Chief Executive Officer from March 1, 2009 until Sept 30, 2015. Mr. Leong received a Bachelor of Behavioral Sciences from the University of East Asia, Malaysia. Mr. Leong brings a wide range of business experience, including experience with public companies, to our board of directors.

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

Wei Li Leong has been Chief Financial Officer and Principal Accounting Officer of the Company since inception. Ms. Leong is a Certified Practising Accountant and graduated from RMIT University, Melbourne with a Bachelor’s degree in Business (Accountancy). She interned at Russell Bedford LC & Company as an audit vacation trainee during her summer break in 2009. From September 1, 2010 to February 22, 2012, she worked as trainee and later as accountant with SJ Accounting Services firm in Melbourne, Australia. From March 2013 to February 2015, she was engaged with BDO Malaysia in the tax compliance department and from March 2015 to February 2017, she was employed by Ernst & Young (Malaysia) specializing in international tax. Ms. Leong is currently self employed as a tax consultant. Ms. Leong is the daughter of the Company’s President.

Liong Tai Tan has been Chief Operating Officer and Director of the Company since November 27, 2020. Mr. Tan has been the marketing director of our subsidiary Chemrex Corporation Sdn Bhd, since 2006. Mr. Tan was elected to the Company’s Board of Directors due to his significant amount of business experience, particularly in the chemicals industry.

Significant Consultant.

Professor Liew Choong-Chin (age 83) provides overall technical guidance on our blood screening business. Dr. Liew received his PhD in pathological chemistry from the University of Toronto, Canada in 1967. He was professor in the Department of Laboratory Medicine and Pathobiology at the University of Toronto from 1970 until retiring in 2003. Currently he is Professor Emeritus (UT) and Visiting Professor of Medicine at Brigham and Women’s Hospital, Harvard Medical School. Over the course of his teaching career, Professor Liew trained more than two dozen PhD and MSc students and some 50 postdoctoral fellows.

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

Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early-stage company, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our Directors and Officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

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

Item 11. Executive Compensation.

Summary Executive Compensation Table

The following table reflects the Summary Compensation for our named executive officers for fiscal years ended December 31, 2020, 2019 and 2018, respectively. For such periods, there were no bonus, non-equity plan compensation, nonqualified compensation earnings or other compensation other than as stated below for the named executive officers. Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future.

			Stock		Other
			Award		Compensation	Total
Name and Position	Year	Salary	$		$	$
Soo Kow Lai	2018	0	0		0	0
Chairman	2019	0	$5,000	(2)	0	$5,000
	2020	0	0		0	0

Chan Chong Wong	2018	0	0		0	0
Chief (Principal)	2019	0	$5,000	(2)	0	$5,000
Executive Officer	2020	0	0		0	0

Chan Chong Wong	2018	0	0		0	0
Chief (Principal)	2019	0	$5,000	(2)	0	$5,000
Executive Officer	2020	0	0		0	0

Wei Li Leong	2018	0	$1,000	(1)	0	1,000
Chief (Principal)	2019	0	$2,000	(2)	0	$2,000
Financial Officer	2020	0	0		0	0

Liong Tai Tan	2018	0	0		0	0
Chief	2019	0	0		0	0
Operating Officer	2020	0	0		0	0

(1). On October 10, 2017, the named officer received 1,000,000 shares of common stock of the Company. These shares were valued at $1,000. Ms. Leong received 1,000,000 shares of common stock in connection with her appointment as Chief Financial Officer of the Company.

(2). On October 1, 2019, the Company and each officer set forth below entered into a Stock Grant Agreement pursuant to which the Company made the following common stock grants to the respective officer; Soo Kow Lai-5,000,000 shares, Chi Yuen Leong-5,000,000 shares, Chan Chong Wong-5,000,000 shares and Wei Li Leong-2,000,000. The shares were allocated at $0.001 per share each.

Employment Agreements

The Company does not have any employment or other compensation agreement with its executive officers. Moreover, there are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Grants of Plan-Based Awards

Except as stated above, no plan-based awards were granted to any of our named executive officers during the interim fiscal year ended December 31, 2020.

Outstanding Equity Awards at Interim Fiscal Year End

The equity awards reflected in the Summary Compensation Table above represents all restricted stock awards issued to our executive officers at December 31, 2020. No other stock or stock option awards were granted to any other officer of the Company as at December 31, 2020.

Option Exercises and Stock Vested

No option to purchase our capital stock was exercised by any of our named executive officers, nor was any restricted stock held by such executive officers vested during the interim fiscal period ended December 31, 2020.

Pension Benefits

No named executive officers received or held pension benefits during the interim fiscal period ended December 31, 2020.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of the date hereof, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five percent (5%); (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. The information is based on 171,218,152 shares of common stock issued and outstanding as of this March 31, 2021.

	Amount and Nature of	Percent of
Name and Address of Beneficial Owner	Beneficial Ownership (1)	Class
Officers and Directors
Soo Kow (Kenny) Lai(2) Chairman of Board	15,000,000	8.76%
Chi Yuen (George) Leong (2) President and Director	14,000,000	8.18%
Chan Chong Wong(2) Chief Executive Officer and Director	13,129,384	7.67%
Wei Li Leong (2) Chief Financial Officer	2,797,709	1.63%
Liong Tai Tan (2) Chief Operating Officer	12,500,460	7.30%
All officers and directors as a group (5 persons)	59,882,836	34.97%
5% or greater shareholders
Dr. Choong-Chin Liew (3)	20,000,000	11.68%

Tan Kuan Yew (Hing Kuan Yew) (4)	8,830,917	5.16%
Tham Too Kam (5)	12,210,460	7.13%
Wong Kim Hai (6)	12,510,460	7.31%

———————

(1). Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has ownership of and voting power and investment power with respect to our Common stock or Preferred Shares. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(2). The address of each shareholder is the address of the Company.

(3). The address of the shareholder is 81 Millersgrove Dr., Toronto, Canada M2R 3S1.

(4). The address of the shareholder is 32 Jalan Putra Mahkota 7/2H, Putra Heights Subang Jaya, Selangor Malaysia 47650.

(5). The address of the shareholder is 12A Jalan Sl 15/1 Bandar Sungai Long Kajang, Selangor Malaysia 43000.

(6). The address of the Shareholder is 24 Jalan Molek 3/8, Taman Molek Johor Baru, Johore Malaysia 81100.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In connection with our acquisition of Chemrex from the Chemrex shareholders, Liong Tai Tan, our Chief Operating Officer (appointed on November 27, 2020), was a Chemrex shareholder and received 14,553,543 shares of common stock in connection with the transaction.

Other than as stated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14. Principal Accountant Fees and Services.

JP Centurion & Partner PLT is the Company’s current independent registered public accounting firm.

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

2020	$25,429
2019	$18,349

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2020	$592
2019	$300

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2020	$2,075
2019	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2020	$0
2019	$846

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

EXHIBIT INDEX

Exhibit	Description
3.1(a)	Articles of Incorporation of Registrant(1)
3.1(b)	Articles of Amendment of Registrant(1)
3.1(c)	Articles of Association of PE Furnishings Sdn. Bhd, Name Change to BGS Lab Sdn. Bdh and Name Change to BioNexus Gene Lab Sdn. Bdh(1)
3.1(d)	Certificate of Incorporation of Chemrex Sanitary Wares Sdn. Bhd. and Amendment to Chemrex Corporation Sdn. Bhd.(2)
3.2(a)	Bylaws of the Registrant(1)
10.1	Stock Exchange Agreement between the Registrant and BGS Lab Sdn. Bbh. and its shareholders dated August 23, 2017(1)
10.2	Securities and Laboratory Equipment/Stock/Technical Know-How Exchange Agreement between BGS Lab Sdn Bhd and Dr. Liew Choong Chin(1)
10.3	Waiver of Dr. Liew(1)
10.4	Stock Grant Agreement dated October 1, 2019 by and between the Company and each of Soo Kow Lai, Chi Yuen Leong, Chan Chong Wong and Wei Li Leong. (3)
21	Subsidiaries*
31.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	XBRL INSTANCE DOCUMENT*
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*
101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*
101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT*
101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

___________

(1) Previously filed as an exhibit to the Company’s Form S-1 Registration Statement filed on January 29, 2019.

(2) Previously filed as an exhibit to the Company’s Form 8-K filed on January 7, 2021.

(3) Previously filed as an exhibit to the Company’s Form 8-K filed on October 1, 2019.

* Filed herewith

+ In accordance with SEC Release 33-8238, Exhibits 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioNexus Gene Lab Corporation

(Registrant)

/s/ Chan Chong Wong	Dated: March 30, 2021
Chan Chong Wong
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Chan Chong Wong	Dated: March 30, 2021
Chan Chong Wong
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Wei Li Leong	Dated: March 30, 2021
Wei Li Leong
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Soo Kow (Kenny) Lai	Dated: March 30, 2021
Soo Kow (Kenny) Lai
Chairman

/s/ Chi Yuen (George) Leong	Dated: March 30, 2021
Chi Yuen (George) Leong
President and Director

/s/ Liong Tai Tan	Dated: March 30, 2021
Liong Tai Tan
Chief Operating
Officer and Director

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

BioNexus Gene Lab Corp.

Unit 02 Level 10, Tower B, Vertical Business Suite,

No. 8, Jalan Kerinchi, Bangsar South,

59200 Kuala Lumpur, Malaysia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioNexus Gene Lab Corp. (the ‘Company’) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the each of two years in the year ended of December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of two years in the year ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT
We have served as the Company’s auditor since 2020.
Kuala Lumpur, Malaysia

March 30, 2021

BIONEXUS GENE LAB CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Audited)

		As of
	Note	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and bank balances		$699,585	$366,038
Fixed deposits placed with financial institutions		2,088,107	493,038
Trade receivables	4	3,996,802	-
Other receivables, deposits and prepayments		22,640	13,057
Tax recoverable	5	2,190	2,858
Inventories		1,176,170	7,580
Total current assets		7,985,494	882,571

NON-CURRENT ASSETS
Operating lease right of use assets	6	62,529	23,542
Property, plant and equipment, net	7	1,785,602	312,908
Other investments	8	281,668	12,215
Total non-current assets		2,129,799	348,665
TOTAL ASSETS		$10,115,293	$1,231,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	9	$3,170,653	$-
Other payables and accrued liabilities		95,882	19,437
Current portion of obligation under finance lease	10	25,048	20,201
Current portion of operating lease liabilities	6	20,702	11,936
Tax payables	5	61,313	-
Total current liabilities		3,373,598	51,574

NON-CURRENT LIABILITIES
Non-current portion of operating lease liabilities	6	42,377	12,212
Non-current portion of obligation under finance lease	10	35,292	45,086
Deferred tax liabilities	5	1,872	-
Total non-current liabilities		79,541	57,298
TOTAL LIABILITIES		$3,453,139	$108,872

See accompanying notes to the consolidated financial statements.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (CONT’D)

BIONEXUS GENE LAB CORP.

 CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Audited)

		As of
	Note	December 31, 2020	December 31, 2019

STOCKHOLDERS’ EQUITY
As at December 31, 2020, common stock, no par value; 300,000,000 shares authorized and 171,218,152 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding. As at December 31, 2019, common stock, no par value; 300,000,000 shares authorized and 102,730,891 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding.	11	$10,779,574	$6,484,669
Additional paid in capital		(5,011,891)	(5,011,891)
Accumulated surplus/(losses)		760,787	(333,311)
Other comprehensive income/(losses)		133,684	(17,103)
TOTAL STOCKHOLDERS’ EQUITY		6,662,154	1,122,364

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$10,115,293	$1,231,236

See accompanying notes to the consolidated financial statements.

BIONEXUS GENE LAB CORP.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019
(Currency expressed in United States Dollars (“US$”))
(Audited)

	Year ended
	December 31,
	2020	2019

REVENUE	$11,390,440	$126,955

COST OF REVENUE	(9,670,617)	(71,067)

GROSS PROFIT	1,719,823	55,888

OTHER INCOME	886,942	25,048

OPERATING EXPENSES
General and administrative	(1,332,943)	(356,641)

PROFIT/(LOSS) FROM OPERATIONS	1,273,822	(275,705)

FINANCE COSTS	(11,313)	-

PROFIT/(LOSS) BEFORE TAX	1,262,509	(275,705)

Tax expense:
Deferred tax	(1,238)	4,477
Income tax	169,649	24,759
Total tax (expense)/credit	(168,411)	29,236

NET PROFIT/(LOSS)	$1,094,098	$(246,469)

Other comprehensive income:
Foreign currency translation gain	150,787	9,874

COMPREHENSIVE INCOME/(LOSS)	$1,244,885	$(236,595)

Earnings per share - Basic and diluted	0.012	-

Weighted average number of common shares outstanding – Basic and diluted	102,918,015	86,369,145

See accompanying notes to the consolidated financial statements.

BIONEXUS GENE LAB CORP

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Audited)

	Common stock		Additional		Accumulated other comprehensive
	Number of shares	Amount	paid in capital	Accumulated surplus/(loss)	income/ (loss)	Total Equity
Balance as of January 1, 2019	74,627,558	$6,647,636	$(5,011,891)	$(86,842)	$(26,977)	$1,521,926

Issuance of shares	30,033,333	30,033	-	-	-	30,033

Cancellation of shares	(1,930,000)	(193,000)	-	-	-	(193,000)

Net loss for the year	-	-	-	(246,469)	-	(246,469)

Foreign currency translation gain	-	-	-	-	9,874	9,874

Balance as of December 31, 2019	102,730,891	$6,484,669	$(5,011,891)	$(333,311)	$(17,103)	$1,122,364

Issuance of shares	68,487,261	4,294,905	-	-	-	4,294,905

Net profit for the year	-	-	-	1,094,098	-	1,094,098

Foreign currency translation gain	-	-	-	-	150,787	150,787

Balance as of December 31, 2020	171,218,152	$10,779,574	$(5,011,891)	$760,787	$133,684	$6,662,154

See accompanying notes to the consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Audited)

	Year Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net profit/(loss)	$1,094,098	$(246,469)

Adjustments to reconcile net profit/(loss) to net cash generated from/(used in) operating activities:
Amortization of right of use asset	10,816	11,618
Bad debts	2,658	-
Depreciation of property, plant and equipment	90,787	41,714
Dividend income	(6,310)	-
Fair value gain on other investments	(38,742)	-
Loss on disposal of other investments	3,965	-
Gain on disposal of property, plant and equipment	(706,953)	-
Operating profit/(loss) before working capital changes	450,319	(193,137)

Changes in operating assets and liabilities:
Inventories	147,038	7,721
Trade and other receivables	411,069	9,758
Trade and other payables	(524,240)	(30,603)
Operating lease liabilities	38,931	(11,012)
Tax recoverable	29,563	-
Cash generated from/(used in) operating activities	552,680	(217,273)

Cash flows from investing activities:
Acquisition of other investment	(108,631)	-
Dividend income	6,310	-
Net cash from acquisition of business under common control	346,008	-
Purchase of plant and equipment	(421,621)	(12,817)
Proceeds from disposal of other investments	30,059	-
Proceeds from disposal of property, plant and equipment	1,467,865	-
Net cash generated from/(used in) investing activities	1,319,990	(12,817)

Cash flows from financing activities:
Repayment of finance lease	(4,947)	(16,777)
Repayments to Directors	-	(1,061)
Shares subscriptions	-	(162,967)
Net cash used in financing activities	(4,947)	(180,805)

Foreign currency translation adjustment	60,893	9,732
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,928,616	(401,163)
CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL YEAR	859,076	1,260,239
CASH AND CASH EQUIVALENTS, END OF FINANCIAL YEAR	$2,787,692	$859,076

CASH AND CASH EQUIVALENTS INFORMATION:
Fixed deposits placed with financial institutions	$2,088,107	$493,038
Cash and bank balances	699,585	366,038
Cash and cash equivalents, end of financial year	2,787,692	859,076
Supplementary cash flow information:
Interest paid	$(11,313)	$(5,047)
Income tax refunded	11,697	-
Income tax paid	(143,496)	(10,714)

See accompanying notes to the consolidated financial statements.

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Audited)

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

BioNexus Gene Lab Corp. was incorporated in the State of Wyoming on May 12, 2017. On August 23, 2017, the Company acquired all of the outstanding capital stock of BGS Lab Sdn. Bhd., a Malaysian corporation (“BioNexus Malaysia”). BioNexus Malaysia was incorporated in Malaysia on April 7, 2015 which it then subsequently changed its name to Bionexus Gene Lab Sdn. Bhd.

The principal office address is Unit 02 Level 10, Tower B, Vertical Business Suite, No. 8 Jalan Kerinchi, Bangsar South, 59200 Kuala Lumpur, Malaysia, our lab is located at Lab 353, Chemical Science Centre, University Science Malaysia, George Town, Penang, Malaysia. We also have a blood collection center located at 1st floor, Lifecare Medical Centre, Kuala Lumpur, Malaysia.

On December 31, 2020, the Company consummated its acquisition of Chemrex Corporation Sdn. Bhd. (“Chemrex”), pursuant to a Share Exchange Agreement by and among the Company, Chemrex and the Chemrex shareholders wherein the Company acquired all of the issued and outstanding shares of capital stock of Chemrex from the Chemrex shareholders in exchange for 68,487,261 shares of common stock of the Company.

The acquisition of Chemrex has been accounted for as a common control transaction as there is no change in the control over the assets acquired and liabilities assumed. The net assets are derecognized by the transferring entity (i.e. Chemrex) and recognized by the receiving entity (i.e. the Company). The difference between the consideration transferred and the carrying amounts of the net assets is recognized in equity.

The financial statements of the receiving entity report the results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. Results of operations for that period will thus comprise those of the previously separate entities combined from the beginning of the period to the date the transfer is completed and those of the combined operations from that date to the end of the period. The comparative financial statements were not adjusted retrospectively as Chemrex was not under common control during the comparative period.

The corporate structure as at December 31, 2020 is depicted below:

BioNexus Gene Lab Corp. a Wyoming company

100% owned		100% owned
Bionexus Gene Lab Sdn. Bhd., a Malaysian company		Chemrex Corporation Sdn. Bhd., a Malaysian Company

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Audited)

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

Trade receivables are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for expected credit losses on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Trade balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

☐	Inventories

Inventories consisting of products available for sell, are stated at the lower of cost or market value. Cost of inventory is determined using the first-in, first-out (FIFO) method. Inventory reserve is recorded to write down the cost of inventory to the estimated market value due to slow-moving merchandise and damaged goods, which is dependent upon factors such as historical and forecasted consumer demand, and promotional environment. The Company takes ownership, risks and rewards of the products purchased. Write downs are recorded in cost of revenues in the Statement of Operations and Comprehensive Income.

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Audited)

☐	Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases, which was subsequently amended in 2018 by ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842). Topic 842 will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. Topic 842 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. Topic 842 allows for a cumulative-effect adjustment in the period the new lease standard is adopted and will not require restatement of prior periods.

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods.

☐	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis to write off the cost over the following expected useful lives of the assets concerned. The principal annual rates used are as follows:

Categories	Principal Annual Rates
Air conditioner	20%
Buildings	2%
Computer and software	33%
Equipment	20%
Furniture and fittings	10% to 20%
Lab Equipment	10%
Motor vehicle	10% to 20%
Office equipment	20%
Renovation	10% to 20%
Signboard	10%

Leasehold lands are depreciated over the period of lease term. Leased assets are depreciated over the shorter of the lease term and their useful lives unless it is reasonably certain that the Company will obtain ownership by the end of the lease term. Freehold land is not depreciated. Property, plant and equipment under construction are not depreciated until the assets are ready for their intended use

Maintenance and repairs are charged to operations as incurred. Expenditures which substantially increase the useful lives of the related assets are capitalized. When properties are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the transaction takes place.

Fully depreciated plant and equipment are retained in the financial statements until they are no longer in use.

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Audited)

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

☐	Revenue recognition

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services.

The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services.

The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

The Company records revenue at point in time which is recognized upon goods delivered or services rendered.

☐	Shipping and handling fees

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

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Audited)

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

☐	Net earnings or loss per share

The Company calculates net earnings or loss per share in accordance with ASC Topic 260 “Earnings per share”. Basic earnings or loss per share is computed by dividing the net earnings or loss by the weighted average number of common shares outstanding during the period. Diluted earnings or loss per share is computed similar to basic earnings or loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

The functional currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$ as being the primary currency of the economic environment in which the Company operates. The functional currency of the subsidiaries is Malaysian Ringgit (“MYR”) as being the primary currency of the economic environment in which the subsidiaries operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income.

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Audited)

Translation of amounts from MYR into US$1.00 has been made at the following exchange rates for the respective years:

	December 31, 2020	December 31, 2019

Year-end US$1.00: MYR exchange rate	4.0170	4.0925

	January 1, 2020 to December 31, 2020	January 1, 2019 to December 31, 2019

Yearly average US$1.00: MYR exchange rate	4.2010	4.1410

☐	Related parties

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

As of December 31, 2020, and December 31, 2019, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

☐	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Audited)

NOTE 4 – TRADE RECEIVABLES

The Company has performed an analysis on all its trade receivables and determined that all amounts are collectible by the Company. As such, trade receivables are reflected as a current asset and no allowance for expected credit loss has been recorded as of December 31, 2020 and December 31, 2019. Total of $2,658 and $Nil of bad debts were written off for the year ended December 31, 2020 and December 31, 2019, respectively. The Company’s trade receivables consist of receivable from customers which are unrelated to the Company. The account receivables are non-interest bearing and is generally on 30 days to 90 days term.

NOTE 5 - INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statements and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. It also requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Provision for income taxes consisted of the following:

United States of America

The Company is registered in the State of Wyoming and is subject to the tax laws of the United States of America.

Malaysia

BioNexus Malaysia and Chemrex are both subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range is 24% on its assessable income. Under the amendment of Income Tax Act 1967 by the Finance Act 2019 and with effect from year of assessment 2020, companies with paid-up capital of MYR2.5 million or less, and with annual business income of not more than RM50 million are subject to Small and Medium Enterprise Corporate Tax at 17% on chargeable income up to MYR600,000 (2019: MYR500,000) except for companies with investment holding nature or companies does not have gross income from business sources are subject to corporate tax at 24% on chargeable income.

	As of
	December 31,	December 31,
	2020	2019

Tax Recoverable
Local	$-	$-
Foreign, representing Malaysia	(2,190)	(2,858)
Tax Recoverable	(2,190)	(2,858)

Income tax liabilities:
Local	-	-
Foreign, representing Malaysia	61,313	-
Income tax liabilities	61,313	-

Deferred tax liabilities:
Local	-	-
Foreign, representing Malaysia	1,872	-
Deferred tax liabilities	1,872	-
Total	$60,995	$(2,858)

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Audited)

NOTE 6 – OPERATING LEASE RIGHT OF USE ASSET AND LEASE LIABILITIES

During the financial year, the Company recognized an addition of $61,128, lease liabilities as well as right of use assets for all leases (with the exception of short-term leases). Lease liabilities are measured at present value of the sum of remaining rental payment as of recognition with discount rate of 5.40% per annum adopted from Malayan Banking (Maybank) Berhad's base rate as a reference for discount rate, as this bank is the largest bank and national bank of Malaysia.

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

As of December 31, 2020 and 2019 operating lease right of use assets as follows:

	As of	As of
	December 31, 2020	December 31, 2019
Balance as of December 31, 2019	$23,542	$35,313
Add: Addition of right of use assets	61,128	-
Less: accumulated amortization	(22,587)	(11,771)
Foreign translation differences	446	-
Balance as of December 31, 2020	$62,529	$23,542

As of December 31, 2020 and 2019 operating lease liabilities as follows:

	As of	As of
	December 31, 2020	December 31, 2019
Balance as of beginning of the year	$24,148	$35,313
Add: Addition of lease liabilities	61,128	-
Less: gross repayment	(26,036)	(13,192)
Add: imputed interest	3,380	2,027
Foreign translation differences	459	-
Balance as of end of the year	63,079	24,148
Less: lease liabilities current portion	(20,702)	(11,936)
Lease liabilities non-current portion	$42,377	$12,212

As of December 31, 2020 and 2019, the maturities of the operating lease obligation are as follows:

	As of	As of
Years ending December 31:	December 31, 2020	December 31, 2019
2020	$-	$11,936
2021	20,702	12,212
2022	18,945	-
2023	12,428	-
2024	11,004	-
Total	$63,079	$24,148

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Audited)

Other information:

	As of	As of
	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$38,931	$(11,012)
Right of use assets obtained in exchange for operating lease liabilities	65,529	23,542
Remaining lease term for operating leases (years)	4	2
Weighted average discount rate for operating leases	$5.40%	$6.70%

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of
	December 31, 2020	December 31, 2019

Air conditioner	$1,124	$-
Computer and software	1,371	1,372
Equipment	42,830	-
Furniture and fittings	86,961	5,617
Lab equipment	284,822	281,651
Land and buildings	1,506,969	-
Motor vehicle	137,914	112,344
Office equipment	35,160	1,091
Renovation	107,414	2,916
Signboard	704	-
	2,205,269	404,991
(Less): Accumulated depreciation	(441,541)	(98,219)
Add: Foreign translation differences	21,874	6,136
Property, plant and equipment, net	$1,785,602	$312,908

As of December 31, 2020, the property, plant and equipment included assets transferred under a common control transaction with carrying amount of $1,878,073 as of 1 January 2020.

During the year ended December 31, 2020, the Company disposed of a property with at a consideration of $1,467,865 with a gain of disposal of $706,953.

During the year ended December 31, 2020 and 2019, the Company recorded depreciation of $90,787 and $41,714, respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Audited)

NOTE 8 – OTHER INVESTMENTS

	As of	As of
	December 31, 2020	December 31, 2019
As of beginning of the year	$12,215	$12,215
Acquisition of business under common control	147,882	-
Addition during the year	108,631	-
Disposal during the year	(34,923)	-
Fair value gain	38,742	-
Foreign exchange translation	9,121	-
As of end of the year	$281,668	$12,215

The other investments consist of investment in quoted and unquoted shares in Malaysia of $279,724 and $1,944 (2019: $12,215) respectively as of December 31, 2020.

NOTE 9 – TRADE PAYABLES

Trade payables are amounts billed to the Company by suppliers for goods and services in the ordinary course of business. All amounts have short-term repayment terms and vary by supplier.

NOTE 10 – FINANCE LEASE

The Company purchased motor vehicles under finance lease agreements with the effective interest rate 5.70% of per annum, with principal and interest payable monthly. The obligations under the finance lease are as follows:

	As of
	December 31, 2020	December 31, 2019

Finance lease	$63,703	$69,863
Less: interest expense	(3,363)	(4,576)
Net present value of finance lease	60,340	65,287

Current portion	25,048	20,201
Non-current portion	35,292	45,086
Total	$60,340	$65,287

As of December 31, 2020 and 2019, the maturities of the finance lease obligations are as follows:

	As of	As of
Years ending December 31:	December 31, 2020	December 31, 2019
2020	$-	$20,201
2021	25,048	21,138
2022 (2019: 2022 and after)	22,017	23,948
2023 and after	13,275	-
Total	$60,340	$65,287

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Audited)

NOTE 11 – CONCENTRATION OF RISKS

a)   Major customers

There are no major customers who accounted for 10% or more of the Company’s revenue for the financial year ended December 31, 2020 and 2019.

b)   Major suppliers

For year ended December 31, 2020, the suppliers who accounted for 10% or more of the Company’s cost of sales and their balances at year ended are presented as follows:

	For the year ended December 31, 2020		As of December 31, 2020
	Purchases	Percentage of cost of sales	Payable balances
Supplier A	$2,090,090	22%	$1,031,417
Supplier B	1,350,069	14%	572,938
Supplier C	1,319,232	14%	335,215
	$4,759,391	50%	$1,939,570

There are no major suppliers who accounted for 10% or more of the Company’s cost of sales for the year ended December 31, 2019.

NOTE 12 – ACQUISITION OF BUSINESS UNDER COMMON CONTROL

During the financial year, the Company acquired a business which has been accounted for as a common control transaction as there is no change in control over the assets acquired and liabilities assumed. The net assets acquired as at the beginning period of the net assets transferred was $4,294,905 and net cash transferred from business acquired was $346,008.

As at beginning of period
Property, plant and equipment	$1,878,073
Other investments	147,882
Inventories	1,315,627
Trade and other receivables	4,420,112
Cash and cash equivalents	346,008
Trade and other payables	(3,771,339)
Tax payables and deferred tax liabilities	(34,288)
Finance lease	(7,170)
$4,294,905

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Audited)

NOTE 13 – STOCKHOLDERS’ EQUITY

As at December 31, 2020 and 2019, the Company issued and outstanding, common stock is 171,218,152 and 102,730,891 shares respectively.

NOTE 14 – SEGMENTED INFORMATION

At December 31, 2020, the Company operates in two industry segments through its two Malaysian subsidiaries, BioNexus Malaysia and Chemrex.

For year ended December 31, 2020, segmented revenue and net profit/(loss) are as follows:

	BioNexus Malaysia	Chemrex	Total consolidated
Revenue	$134,095	11,256,345	$11,390,440
Cost of revenue	(113,041)	(9,557,576)	(9,670,617)
Gross profit	21,054	1,698,769	1,719,823
Other income	13,149	873,793	886,942
Operating expenses	(225,941)	(1,107,002)	(1,332,943)
Profit/(Loss) from operations	(191,738)	1,465,560	1,273,822
Finance costs	(2,482)	(8,831)	(11,313)
Profit/(Loss) before tax	(194,220)	1,456,729	1,262,509
Tax expense	(881)	(167,530)	(168,411)
Net profit/(loss)	$(195,101)	1,289,199	$1,094,098

NOTE 15 - SIGNIFICANT EVENTS

a)   Acquisition of business under common control

During the financial year, the Company consummated its acquisition of Chemrex Corporation Sdn. Bhd., pursuant to a Share Exchange Agreement. The transfer of net assets was completed on 31 December 2020.

b)   Covid-19 pandemic outbreak

On 11 March 2020, the World Health Organization declared the Coronavirus (“Covid-19”) outbreak to be a pandemic, which has caused severe global social and economic disruptions and uncertainties, including markets where the Company operates or intends to operate. The Company is actively monitoring and managing its operations to respond to these changes, the Company does not consider it practicable to provide any quantitative estimate on the potential impact it may have on the Company as the outbreak continue to evolve as of the date of this report.

NOTE 16 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2020 up through March 24, 2021 of these consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

