Form 10-Q
period 2021-03-31
BioNexus Gene Lab Corp
filed 2021-05-18
CIK 1737523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________

Commission File Number: 333-229399

BIONEXUS GENE LAB CORP.
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

As of April 30, 2021, there were 171,218,152 shares of common stock, no par value, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

(Currency expressed in United States Dollars (“US$”))

		As of
		March 31,	December 31,
	Note	2021	2020
		(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and bank balances		853,198	699,585
Fixed deposits placed with financial institutions		1,621,461	2,088,107
Trade receivables	4	3,593,663	3,996,802
Other receivables, deposits and prepayments		22,933	22,640
Tax Recoverable	5	2,624	2,190
Inventories		1,469,192	1,176,170
Total current assets		7,563,071	7,985,494

NON-CURRENT ASSETS
Operating lease right of use asset, net	6	55,747	62,529
Property, plant and equipment, net	7	1,708,104	1,785,602
Other investments	8	571,609	281,668
Total non-current assets		2,335,460	2,129,799
TOTAL ASSETS		$9,898,531	$10,115,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	9	2,928,650	3,170,653
Other payables and accrued liabilities		38,269	95,882
Current portion of obligation under finance lease	10	22,843	25,048
Current portion of operating lease liabilities	6	16,793	20,702
Tax payables	5	28,874	61,313
Total current liabilities		3,035,429	3,373,598

PART I — FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS (CONT’D)

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

(Currency expressed in United States Dollars (“US$”))

		As of
NON-CURRENT LIABILITIES	Note	March 31, 2021 (Unaudited)	December 31, 2020 (Audited)
Non-current portion of operating lease liabilities	6	39,911	42,377
Non-current portion of obligation under finance lease	10	28,948	35,292
Deferred tax liabilities	5	1,813	1,872
Total non-current liabilities		70,672	79,541
TOTAL LIABILITIES		$3,106,101	$3,453,139

STOCKHOLDERS’ EQUITY
As at March 31, 2021, common stock, no par value; 300,000,000 shares authorized and 171,218,152 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding. As at December 31, 2020, common stock, no par value; 300,000,000 shares authorized and 171,218,152 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding.	11	10,779,574	10,779,574
Additional paid in capital		(5,011,891)	(5,011,891)
Accumulated surplus		1,099,531	760,787
Other comprehensive (losses) /income		(74,784)	133,684
TOTAL STOCKHOLDERS’ EQUITY		6,792,430	6,662,154

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$9,898,531	$10,115,293

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Currency expressed in United States Dollars (“US$”)) (Unaudited)

	Three months ended
	March 31,
	2021	2020

REVENUE	$3,449,159	$3,070,026

COST OF REVENUE	(2,866,594)	(2,414,719)

GROSS PROFIT	582,565	655,307

OTHER INCOME	62,388	746,641

OPERATING EXPENSES
General and administrative	(302,851)	(328,418)

PROFIT FROM OPERATIONS	342,102	1,073,530

FINANCE COSTS	(3,358)	(3,026)

PROFIT BEFORE TAX	338,744	1,070,504

Tax expense	0	(860)

NET PROFIT	$338,744	$1,069,644

Other comprehensive income:
Foreign currency translation loss	(208,468)	(294,696)

COMPREHENSIVE INCOME	$130,276	$774,948

Earnings per share - Basic and diluted	0	0

Weighted average number of common shares outstanding – Basic and diluted	171,218,152	102,730,891

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AS OF MARCH 31, 2021 AND 2020
(Amount expressed in United States Dollars (“US$))

	Common stock		Additional		Accumulated other comprehensive
	Number of shares	Amount	paid in capital	Accumulated surplus/(loss)	income/ (loss)	Total Equity
Balance as of January 1, 2020	102,730,891	$6,484,669	$(5,011,891)	$(333,311)	$(17,103)	$1,122,364
Issuance of shares	68,487,261	4,294,905	-	-	-	4,294,905
Net profit for the period	-	-	-	1,069,644	-	1,069,644
Foreign currency translation gain	-	-	-	-	(294,696)	(294,696)
Balance as of March 31, 2020	171,218,152	$10,779,574	$(5,011,891)	$736,333	$(311,799)	$6,192,217

Balance as of December 31, 2020	171,218,152	$10,779,574	$(5,011,891)	$760,787	$133,684	$6,662,154
Net profit for the period	-	-	-	338,744	-	338,744
Foreign currency translation loss
	-	-	-	-	(208,468)	(208,468)
Balance as of March 31, 2021	171,218,152	$10,779,574	$(5,011,891)	$1,099,531	$(74,784)	$6,792,430

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net profit	$338,744	$1,069,644

Adjustments to reconcile net profit to net cash generated from operating activities:
Amortization of right of use asset	4,434	2,865
Depreciation of property, plant and equipment	10,622	10,278
Dividend income	(1,006)	(179)
Fair value gain on other investments	(8,264)	-
Gain on disposal of property, plant and equipment	-	(710,172)
Operating profit before working capital changes	344,530	372,436

Changes in operating assets and liabilities:
Inventories	(293,022)	1,258
Trade and other receivables	402,845	163,791
Trade and other payables	(299,619)	(1,470,936)
Operating lease liabilities	(6,375)	(3,944)
Tax recoverable	(32,931)	(39,953)
Cash generated from/(used in) operating activities	115,428	(977,348)

Cash flows from investing activities:
Acquisition of other investment	(296,025)	(101,498)
Dividend income	1,006	179
Net cash from acquisition of business under common control	-	346,008
Purchase of plant and equipment	(807)	(307)
Proceeds from disposal of property, plant and equipment	-	1,467,865
Net cash (used in)/ generated from investing activities	(295,826)	1,712,247

Cash flows from financing activities:
Repayment of finance lease	(8,550)	(6,399)
Net cash used in from financing activities	(8,550)	(6,399)

ITEM 1. FINANCIAL STATEMENTS (CONT’D)

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended
	March 31,
	2021	2020

Foreign currency translation adjustment	(124,085)	(190,829)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(313,033)	537,671
CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL YEAR	2,787,692	859,076

CASH AND CASH EQUIVALENTS, END OF FINANCIAL YEAR	$2,474,659	$1,396,747

CASH AND CASH EQUIVALENTS INFORMATION:
Fixed deposits placed with financial institutions	$1,621,461	$503,188
Cash at bank	853,198	893,559
Cash and cash equivalents, end of financial year	2,474,659	1,396,747

Supplementary cash flow information:
Interest paid	$(3,358)	$(3,026)
Income taxes paid	(36,438)	(57,069)

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

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

In the opinion of management, the consolidated balance sheet as of March 31, 2021 which has been derived from unaudited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2021 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

NOTE 2 - ORGANIZATION AND BUSINESS BACKGROUND

BioNexus Gene Lab Corp. was incorporated in the State of Wyoming on May 12, 2017. On August 23, 2017, the Company acquired all of the outstanding capital stock of Bionexus Gene Lab Sdn. Bhd., a Malaysian corporation (“Subsidiary”). The Subsidiary was incorporated in Malaysia on April 7, 2015 which it then subsequently changed its name to Bionexus Gene Lab Sdn. Bhd.

On December 31, 2020, the Company consummated a Share Exchange Agreement with Chemrex Corporation Sdn. Bhd. (“Chemrex”) and the Chemrex shareholders pursuant to which we acquired all of the issued and outstanding shares of capital stock of Chemrex from the Chemrex shareholders in exchange for 68,487,261 shares of common stock of the Company issued to the Chemrex shareholders.

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

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The financial statements of the receiving entity report the results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. Results of operations for that period will thus comprise those of the previously separate entities combined from the beginning of the period to the date the transfer is completed and those of the combined operations from that date to the end of the period. The comparative financial statements were not adjusted retrospectively as Chemrex Corporation Sdn. Bhd. was not under common control during the comparative period.

The corporate structure as at March 31, 2021 is depicted below:

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

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

Inventories consisting of products available for sell, are stated at the lower of cost or market value. Cost of inventory is determined using the first-in, first-out (FIFO) method. Inventory reserve is recorded to write down the cost of inventory to the estimated market value due to slow-moving merchandise and damaged goods, which is dependent upon factors such as historical and forecasted consumer demand, and promotional environment. The Company takes ownership, risks and rewards of the products purchased. Write downs are recorded in cost of revenues in the Statement of Operations and Comprehensive Income

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

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

FOR THE THREE MONTHS ENDED MARCH 31, 2021

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

•	Revenue recognition

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

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

•	Net earnings or loss per share

The Company calculates net earning or loss per share in accordance with ASC Topic 260 “Earnings per share”. Basic earning or loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earning or loss per share is computed similar to basic earning or loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

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

The functional currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the subsidiaries maintain its books and record in a local currency, Malaysian Ringgit (“MYR” or “RM”), which is functional currency as being the primary currency of the economic environment in which the subsidiaries operate.

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

Translation of amounts from MYR into US$1.00 has been made at the following exchange rates for the respective years:

	March 31, 2021	December 31, 2020

Year-end US$1 : MYR exchange rate	4.1460	4.0170

	January 1, 2021 to March 31, 2021	January 1, 2020 to March 31, 2020

3 months average US$1 : MYR exchange rate	4.0678	4.1820

•	Related parties

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

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

As of March 31, 2021, and December 31, 2020, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 4 – TRADE RECEIVABLES

The Company has performed an analysis on all its trade receivables and determined that all amounts are collectible by the Company. As such, trade receivables are reflected as a current asset and no allowance for expected credit loss has been recorded as of March 31, 2021 and December, 31, 2020. The Company’s trade receivables consist of receivable from customers which are unrelated to the Company. The account receivables are non-interest bearing and is generally on 30 days to 90 days term.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

Malaysia

Bionexus Gens Lab Sdn. Bhd. and Chemrex Corporation Sdn. Bhd. are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range is 24% on its assessable income. Under the amendment of Income Tax Act 1967 by the Finance Act 2019 and with effect from year of assessment 2021, companies with paid-up capital of MYR2.5 million or less, and with annual business income of not more than RM50 million are subject to Small and Medium Enterprise Corporate Tax at 17% on chargeable income up to MYR600,000 except for companies with investment holding nature or companies does not have gross income from business sources are subject to corporate tax at 24% on chargeable income.

	As of
	March 31,	December 31,
	2021	2020
Tax Recoverable
Local	$-	$-
Foreign, representing Malaysia	(2,624)	(2,190)
Tax Recoverable	(2,624)	(2,190)

Income tax liabilities:
Local	$-	$-
Foreign, representing Malaysia	28,874	61,313
Income tax liabilities	28,874	61,313

Deferred tax liabilities:
Local	$-	$-
Foreign, representing Malaysia	1,813	1,872
Deferred tax liabilities	1,813	1,872
Total	28,063	60,995

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 6 –LEASE RIGHT OF USE ASSET AND LEASE LIABILITY

Operating lease right of use as follow:

	As of
	March 31,	December 31,
	2021	2020
Balance as of beginning of the year	$62,529	$23,542
Add: Addition of right of use assets	-	61,128
Less: accumulated amortization	(5,214)	(22,587)
Foreign translation differences	(1,568)	446
Balance	$55,747	$62,529

Operating lease liability as follow:	As of
	March 31,	December 31,
	2021	2020
Balance as of beginning of the year	$63,079	$24,148
Add: Addition of lease liabilities	-	61,128
Less: gross repayment	(4,705)	(26,036)
Add: imputed interest	795	3,380
Foreign translation differences	(2,465)	459
Balance as of end of the year	56,704	63,079
Less: lease liability current portion	(16,793)	(20,702)
Lease liability non-current portion	$39,911	$42,377

The amortization of the operating lease right of use asset for the three months’ period ended March 31, 2021 and the year ended December 31, 2020 were $2,637 and $10,816 respectively.

Other information:	As of
	March 31,	December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$6,375	$38,931
Right of use assets obtained in exchange for operating lease liabilities	55,747	65,529
Remaining lease term for operating lease (years)	3.75	4
Weighted average discount rate for operating lease	5.40%	5.40%

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of
	March 31,	December 31,
	2021	2020

Air conditioner	$1,124	$1,124
Computer and software	1,371	1,371
Equipment	43,010	42,830
Furniture and fittings	86,961	86,961
Lab equipment	284,822	284,822
Land and buildings	1,506,969	1,506,969
Motor vehicle	137,914	137,914
Office equipment	35,787	35,160
Renovation	107,414	107,414
Signboard	704	704
	2,206,074	2,205,269
(Less): Accumulated depreciation	(473,961)	(441,541)
Add: Foreign translation differences	(24,009)	21,874
Property, plant and equipment, net	$1,708,104	$1,785,602

Depreciation expense for the three months’ period ended March 31, 2021 and 2020 were $10,622  and $10,278, respectively.

NOTE 8 – OTHER INVESTMENTS

	As of
	March 31,	December 31,
	2021	2020
As of beginning of the year	$281,668	$12,215
Acquisition of business under common control	-	147,882
Addition during the year	296,025	108,631
Disposal during the year	-	(34,923)
Fair value gain	8,264	38,742
Foreign exchange translation	(14,348)	9,121
As of end of the year	$571,609	$281,668

The other investments consist of investment in quoted and unquoted shares in Malaysia of $569,725 and $1,884 as at March 31, 2021 and December 31, 2020 were $279,724 and $1,944, respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

NOTE 10 – FINANCE LEASE

The Company purchased motor vehicles under finance lease agreements with the effective interest rate 5.70% of per annum, with principal and interest payable monthly. The obligations under the finance lease are as follows:

	As of
	March 31,	December 31,
	2021	2020

Finance lease	$54,440	$63,703
Less: interest expense	(2,649)	(3,363)
Net present value of finance lease	51,791	60,340

Current portion	22,843	25,048
Non-current portion	28,948	35,292
Total	$51,791	$60,340

NOTE 11 – STOCK HOLDERS’ EQUITY

As at March 31, 2021, the Company issued and outstanding common stock is 171,218,152 shares.

NOTE 12 – SEGMENTED INFORMATION

At March 31, 2021, the Company (“BGLC”) operates in biochemical industry segment through its two Malaysian subsidiaries, BioNexus Malaysia and Chemrex.

The corporate structure as at March 31, 2021 is depicted below:

For the quarter ended March 31, 2021, segmented (unaudited) revenue and net profit/(loss) (Currency expressed in United States Dollars (“US$”) are as follows:

	BioNexus Malaysia	Chemrex	Total	Consolidated with BGLC
	Three months ended March 31, 2021

REVENUE	$97,363	$3,351,796	$3,449,159	$3,449,159

COST OF REVENUE	(67,707)	(2,798,887)	(2,866,594)	(2,866,594)

GROSS PROFIT	29,656	552,909	582,565	582,565

OTHER INCOME	763	61,625	62,388	62,388

OPERATING EXPENSES
General and administrative	(22,511)	(233,152)	(255,663)	(302,851)

FINANCE COSTS	(1,207)	(2,151)	(3,358)	(3,358)

PROFIT BEFORE TAX	6,701	379,231	385,932	338,744

Tax expense:	0	0	0	0

NET PROFIT	$6,701	$379,231	$385,932	$338,744

	BioNexus Malaysia	Chemrex	Total	Consolidated with BGLC
	Three months ended March 31, 2020

REVENUE	$0	$3,070,026	$3,070,026	$3,070,026

COST OF REVENUE	(12,992)	(2,401,727)	(2,414,719)	(2,414,719)

GROSS (LOSS)/PROFIT	(12,992)	668,299	655,307	655,307

OTHER INCOME	4,745	741,896	746,641	746,641

OPERATING EXPENSES
General and administrative	(20,149)	(290,635)	(310,784)	(328,418)

FINANCE COSTS	(1,063)	(1,963)	(3,026)	(3,026)

(LOSS)/PROFIT BEFORE TAX	(29,459)	1,117,597	1,088,138	1,070,504

Tax expense:	(860)	0	(860)	(860)

NET (LOSS)/PROFIT	$(30,319)	$1,117,597	$1,087,278	$1,069,644

	As Of March 31, 2021 and December 31, 2020
	Total Assets		Total Liabilities
	2021	2020	2021	2020

Bionexus (M)	$816,893	$902,552	$711,549	$800,610
Chemrex	8,894,730	9,008,245	2,976,336	3,283,814
TOTAL	9,711,623	9,910,797	3,687,885	4,084,424

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2021 up through April 30, 2021 of these consolidated financial statements.

NOTE 14 – SIGNIFICANT EVENTS

On March 11, 2020, the World Health Organization declared the Coronavirus (“Covid-19”) outbreak to be a pandemic, which has caused severe global social and economic disruptions and uncertainties, including markets where the Company operates or intends to operate. The Company is actively monitoring and managing its operations to respond to these changes, the Company does not consider it practicable to provide any quantitative estimate on the potential impact it may have on the Company as the outbreak continue to evolve as of the date of this report.

NOTE 15 - CONCENTRATION OF RISKS

a) Major customers

During the period, the Company did not have any material recognizable major customers accounted for 10% or more of the Company’s revenue for the financial year ended Dec 31, 2020 and quarterly financial period ended March 31, 2021 and 2020.

b) Major suppliers

There were 3 major suppliers who accounted for 10% or more of the Company’s cost of revenue and their balance at the end of 1st quarter ended March 31, 2021 are presented as below:

Major Suppliers	Purchases	Percentage of cost of revenue	Payable balance
(1st quarter ended March 31, 2021)
Singapore Highpolymer Chemical Products	$776,469	27.09%	$1,324,528
Changzhou Pro-Tech Trade Co. Ltd	$451,074	15.74%	$382,658
Luxchem Trading Sdn Bhd	$404,056	14.09%	$404,056
	$1,631,599	56.92%	$2,111,242

There were 3 major suppliers who accounted for 10% or more of the Company’s cost of revenue and their balance at the end of 1st quarter ended December 31, 2020 are presented as below:

Major Suppliers	Purchases	Percentage of cost of revenue	Payable balance
(Financial year ended Dec 31, 2020)
Singapore Highpolymer Chemical Products	$2,090,090	21.62%	$1,031,417
Luxchem Trading Sdn Bhd	$1,350,069	13.96%	$572,938
Changzhou Pro-Tech Trade Co. Ltd	$1,319,232	13.64%	$335,215
	$4,759,391	49.22%	$1,939,570

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

Substantial risks exist with respect to an investment in the Company. These risks include but are not limited to, those factors discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2021. More broadly, these factors include, but are not limited to:

•	We have limited operating history and limited business growth;

•	The efficacy of our blood screening process;

•	We may face product liability claims and we have no insurance to cover such claims; and

•	There are risks associated with our business operations in Malaysia, including enforcing judgements against our operating subsidiary and management.

The results of operations for BioNexus described below have been adversely impacted by the onset of the Covid-19 pandemic, which commenced in late December 2019 in Malaysia. We believe that most people are reluctant to visit hospitals and clinics for fear of transmission from other patients or medical staff. Since our RNA screening is administered at hospitals and clinics, our business has been adversely affected as a result. Furthermore, on March 18, 2020, the Malaysian government had declared Movement Control Order for the entire nation which restricted movement of all people except for those who were working for essential services. This order has been extended to June 7, 2021.

Description of Business

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

Our corporate and principal office address of BioNexus Malaysia is Unit 02, Level 10, Tower B, Avenue 3, The Vertical Business Suite II, Bangar South, No. 8 Jalan Kerinchi, Kuala Lumpur, Malaysia., our lab is located at Lab 353, Chemical Science Centre, University Science Malaysia, George Town, Penang, Malaysia. We also have a blood collection center located at 1st floor, Lifecare Medical Centre, Kuala Lumpur, Malaysia. Our telephone number is (+60) 1221-26512 and our web-site is www.bionexusgenelab.com.

Chemrex is a wholesaler of industrial chemicals for the manufacture of industrial, medical, appliance, aero, automotive, mechanical and electronic industries in Asia Pacific region. On December 31, 2020, we acquired all of the outstanding capital stock of Chemrex, which was incorporated in Malaysia on September 29, 2004.

Chemrex’s corporate offices and distribution and storage center is located at 4 Jalan CJ 1/6 Kawasan Perusahaan Cheras Jaya, Selangor, Malaysia. Its phone number is (+60) 1922-23815 and web-site is www.chemrex.com.my.

Our corporate structure is depicted below:

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Results of Operations

The following table sets forth key selected financial data for the three months ended March 31, 2021 and 2020.

	Three months ended
	March 31,
	2021	2020

REVENUE	$3,449,159	$3,070,026

COST OF REVENUE	(2,866,594)	(2,414,719)

GROSS PROFIT	590,235	655,307

OTHER INCOME	62,388	746,641

OPERATING EXPENSES
General and administrative	(302,851)	(328,418)

PROFIT FROM OPERATIONS	349,102	1,073,530

FINANCE COSTS	(3,358)	(3,026)

PROFIT BEFORE TAX	338,744	1,070,504

Tax expense	-	(860)

NET PROFIT	$338,744	$1,069,644

Other comprehensive income:
Foreign currency loss	(208,468)	(294,696)

COMPREHENSIVE INCOME	$130,276	$774,948

Revenues. For the quarterly period ended March 31, 2021, we had revenue of $3,449,159 as compared to revenues of $3,070,026 for the quarterly period ended March 31, 2020, an increase of approximately 12% from the prior period. For the current quarterly period, Chemrex contributed 97% of total revenues compared to its contribution of 100% of total revenues for the quarterly period last year. Chemrex’s revenues increased from $3,070,026 in the prior quarter to $3,449,159 for the current quarter, an increase of 12.3%. The increase was due to the easing of the governmental movement control restrictions during the current periods allowing business sectors to resume operations. BioNexus had revenues of $97,363 for the current quarter compared with no revenues from the same quarterly period last year. BioNexus’ revenues for the current quarter resulted from sale of its cancers screening services to clinics and hospitals as the governmental movement control restrictions eased during the current quarter.

Cost of revenues. For the quarterly period ended March 31, 2021, we incurred $2,866,594 in cost of revenues, as compared to $2,414,719 for the quarterly period ended March 31, 2020, an increase of approximately 18.7%. Of the total cost of revenues for the current period, Chemrex had incurred 98% of the total compared with the same period last year wherein Chemrex had incurred 99% of the total. The decrease in Chemrex’s cost of revenues for the current period was due to its increased revenues for the current period. The increase in BioNexus’ cost of revenues for the current period was due to its testing on blood samples of the heart attack patient with National Heart Centre (IJN) and the testing of newly bought Covid-19 screening kits which were imported from China and Korea.

Other Income. For the quarterly period ended March 31, 2021, we had other income of $62,388, as compared to $746,641 for the quarterly period ended March 31, 2020, a 1097% reduction from the prior quarterly period due gain on disposal of property $706,953 in the same quarter last year. We did not have a similar gain during the current quarterly period.

Operating Expenses. For the quarterly period ended March 31, 2021, we had an operating expense of $302,851 as compared to operating expenses of $328,418 for the quarterly period ended March 31, 2020, a decrease of approximately 8.4%. Operating expenses consists of general and administrative expenses which includes depreciation of fixed assets, employee compensation and benefits, professional fees and marketing and travel expenses. The decrease for the current quarterly period reflects the reduction of travel and marketing expenses which were replaced by video conferencing.

Profit from operations. We had a profit from operations of $342,102 quarterly period ended March 31, 2021 compared with a profit of $1,073,530 for the quarterly period ended March 31, 2020 for the reasons discussed above.

Income tax expense. For the quarterly period ended March 31, 2021, we had no income tax expense for the period as compared with $860 for the quarterly period ended March 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021, we had working capital of $4,527,642 compared with working capital of $4,611,896 as of December 31, 2020. The decrease in working capital as of March 31, 2021 from December 31, 2020 is due principally to the reduction in cash used in our operations.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2021 and 2020:

	Three months ended
	March 31,
	2021	2020
Foreign currency translation adjustment	(124,085)	(190,829)
Net Cash Generated from/(Used in) Operating Activities	$115,428	$(977,348)
Net Cash /(Used in )/Generated from Investing Activities	(295,826)	1,712,247
Net Cash Used in Financing Activities	(8,550)	(6,399)
Net Change in Cash and Cash Equivalents	$(313,033)	$537,671

Operating Activities

During the three months ended March 31, 2021, the Company incurred a net profit of $338,744 which, after adjusting for amortization, depreciation, dividend income, fair value on investment, an increase in inventories, a reduction in trade receivables and deposits, a substantial reduction in trade payables, operating lease liabilities, resulted in net cash of $115,428 being generated from operating activities during the period. By comparison, during the three months ended March 31, 2020, the Company had a net profit of $1,069,644 which, after adjusting for amortization, depreciation, dividend income, gain on disposal of property, plant and equipment, a decrease in inventories, an increase in receivables and deposits, a substantial reduction in trade payables, operating lease liabilities, resulted in net cash of $977,348 being used in operating activities during the period.

Investing Activities

During the three months ended March 31, 2021, the Company had net cash of $295,826 used in investment activities. During the three months ended March 31, 2020, the Company had net cash from acquisition of business under common control and disposed of property, plant and equipment of $1,467,865, resulting in net cash generated from investment activities of $1,712,247.

Financing Activities

During the three months ended March 31, 2021, the Company a repayment of a finance lease resulting in net cash used in financing activities of $8,550. By comparison, during the three months ended March 31, 2020, the financing activities of $6,399.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	March 31, 2021	December 31, 2020

Year-end US$1 : MYR exchange rate	4.1460	4.0170

	January 1, 2021 to March 31, 2021	January 1, 2020 to March 31, 2020

3 months average US$1 : MYR exchange rate	4.0678	4.1820

•	Related parties

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

As of March 31, 2021, and December 31, 2020, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of March 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

While these control deficiencies did not result in any audit adjustments to our 2021 or 2020 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2021, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

During the fiscal quarter ended March 31, 2021 and in connection with our acquisition of Chemrex, Wei Li Leong, our Chief Financial Officer, received 2,000,000 shares of our common stock from the Chemrex shareholders. Each Chemrex shareholder contributed ratably to the total amount of shares received by Ms. Leong. Ms. Leong provided various accounting and financial services to Chemrex and its shareholders in connection with the acquisition transaction with the Company which occurred on December 31, 2020. As a result, Ms. Leong now owns 4,797,709 shares of our common stock (or 2.8% of the total issued and outstanding shares of common stock).

On April 28, 20021, BioNexus entered into a Memorandum of Understanding with Universiti Tunku Abdul Rahman, one of the largest private universities in Malaysia. The parties will seek to collaborate and exchange ideas specifically in the advancement of Ribonucleic Acid (RNA) research into clinical application on cancers, inflammatory diseases, osteoarthritis, mental disorders, cardiovascular disease, Covid-19 and other screening services.

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

May 17, 2021

