Form 10-Q
period 2021-06-30
BioNexus Gene Lab Corp
filed 2021-08-12
CIK 1737523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 9, 2021, there were 171,218,152 shares of common stock, no par value, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

(Currency expressed in United States Dollars (“US$”))

		As of
		June 30,	December 31,
	Note	2021	2020
		(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and bank balances		422,893	699,585
Fixed deposits placed with financial institutions		1,059,812	2,088,107
Trade receivables	4	3,880,647	3,996,802
Other receivables, deposits and prepayments		29,355	22,640
Tax Recoverable	5	2,727	2,190
Inventories		1,703,136	1,176,170
Total current assets		7,098,570	7,985,494

NON-CURRENT ASSETS
Operating lease right of use asset, net	6	51,265	62,529
Property, plant and equipment, net	7	1,683,566	1,785,602
Other investments	8	614,722	281,668
Total non-current assets		2,349,553	2,129,799
TOTAL ASSETS		$9,448,123	$10,115,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	9	2,394,808	3,170,653
Other payables and accrued liabilities		34,884	93,962
Current portion of obligation under finance lease	10	21,385	25,048
Current portion of operating lease liabilities	6	18,472	20,702
Tax payables	5	106,161	61,313
Amount owing to director	11	83	1,920
Total current liabilities		2,575,793	3,373,598

See accompanying notes to the condensed consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONT’D)

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

(Currency expressed in United States Dollars (“US$”))

		As of
		June 30,	December 31,
	Note	2021	2020
		(Unaudited)	(Audited)

NON-CURRENT LIABILITIES
Non-current portion of obligation under finance lease	10	23,610	35,292
Non-current portion of operating lease liabilities	6	33,685	42,377
Deferred tax liabilities	5	1,811	1,872
Total non-current liabilities		59,106	79,541
TOTAL LIABILITIES		$2,634,899	$3,453,139

STOCKHOLDERS’ EQUITY
As at June 30, 2021, common stock, no par value; 300,000,000 shares authorized and 171,218,152 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding. As at December 31, 2020, common stock, no par value; 300,000,000 shares authorized and 171,218,152 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding.	12	10,779,574	10,779,574
Additional paid in capital		(5,011,891)	(5,011,891)
Accumulated surplus		1,127,793	760,787
Other comprehensive (losses) /income		(82,252)	133,684
TOTAL STOCKHOLDERS’ EQUITY		6,813,224	6,662,154

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$9,448,123	$10,115,293

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
REVENUE	$3,092,171	$1,103,516	$6,541,330	$4,173,542

COST OF REVENUE	(2,624,564)	(944,226)	(5,491,158)	(3,358,945)

GROSS PROFIT	467,607	159,290	1,050,172	814,597

OTHER INCOME	50,429	23,729	112,916	770,370

OPERATING EXPENSES
General and administrative	(378,046)	(216,993)	(680,965)	(545,411)

PROFIT/(LOSS) FROM OPERATIONS	139,990	(33,974)	482,123	1,039,556

FINANCE COSTS	(3,448)	(1,380)	(6,837)	(4,406)

PROFIT/(LOSS) BEFORE TAX	136,542	(35,354)	475,286	1,035,150

Tax expense	(108,280)	(487)	(108,280)	(1,347)

NET PROFIT/(LOSS)	$28,262	$(35,841)	$367,006	$1,033,803

Other comprehensive income:
Foreign currency translation(loss)/gain	(7,468)	43,558	(215,936)	(251,138)
COMPREHENSIVE INCOME	$20,794	$7,717	$151,070	$782,665

Earnings per share - Basic and diluted	0.00	0.00	0.00	0.00
Weighted average number of common shares outstanding – Basic and diluted	171,218,152	102,730,891	171,218,152	102,730,891

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AS OF JUNE 30, 2021 AND 2020

(Amount expressed in United States Dollars (“US$))

	Common stock		Additional		Accumulated other comprehensive
	Number of shares	Amount	paid in capital	Accumulated surplus/(loss)	income/ (loss)	Total Equity
Balance as of December 31, 2019	102,730,891	$6,484,669	$(5,011,891)	$(333,311)	$(17,103)	$1,122,364
Issuance of shares	68,487,261	4,294,905	-	-	-	4,294,905
Net profit for the period	-	-	-	1,069,644	-	1,069,644
Foreign currency translation loss	-	-	-	-	(294,696)	(294,696)
Balance as of March 31, 2020	171,218,152	$10,779,574	$(5,011,891)	$736,333	$(311,799)	$6,192,217
Net profit for the period	-	-	-	(35,841)	-	(35,841)
Foreign currency translation gain	-	-	-	-	43,558	43,558
Balance as of June 30, 2020	171,218,152	$10,779,574	$(5,011,891)	$700,492	$(268,241)	$6,199,934

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AS OF JUNE 30, 2021 AND 2020

(Amount expressed in United States Dollars (“US$))

	Common stock		Additional		Accumulated other comprehensive
	Number of shares	Amount	paid in capital	Accumulated surplus/(loss)	income/ (loss)	Total Equity
Balance as of December 31, 2020	171,218,152	$10,779,574	$(5,011,891)	$760,787	$133,684	$6,662,154
Net profit for the period	-	-	-	338,744	-	338,744

Foreign currency translation loss	-	-	-	-	(208,468)	(208,468)
Balance as of March 31, 2021	171,218,152	$10,779,574	$(5,011,891)	$1,099,531	$(74,784)	$6,792,430
Net profit for the period	-	-	-	28,262	-	28,262

Foreign currency translation loss	-	-	-	-	(7,468)	(7,468)
Balance as of June 30, 2021	171,218,152	$10,779,574	$(5,011,891)	$1,127,793	$(82,252)	$6,813,224

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net profit	$367,006	$1,033,803

Adjustments to reconcile net profit to net cash generated from operating activities:
Amortization of right of use asset	8,861	5,171
Depreciation of property, plant and equipment	46,022	20,259
Dividend income	(41,238)	(1,578)
Fair value loss on other investments	18,581	-
Loss on disposal of other investments	-	9,890
Gain on disposal of property, plant and equipment	-	(707,618)
Operating profit before working capital changes	399,323	359,927

Changes in operating assets and liabilities:
Inventories	(526,966)	(28,266)
Trade and other receivables	109,439	968,071
Trade and other payables	(834,925)	(2,382,727)
Operating lease liabilities	(10,921)	(6,868)
Tax recoverable	44,249	(44,683)
Cash used in operating activities	(819,892)	(1,134,546)

Cash flows from investing activities:
Acquisition of other investment	(371,759)	(109,126)
Dividend income	41,238	1,578
Net cash from acquisition of business under common control	-	346,008
Purchase of plant and equipment	(1,473)	(305)
Proceeds from disposal of other investments	6,466	26,089
Proceeds from disposal of property, plant and equipment	-	1,467,865
Net cash (used in)/ generated from investing activities	(325,528)	1,732,109

ITEM 1. FINANCIAL STATEMENTS (CONT’D)

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended
	June 30,
	2021	2020

Cash flows from financing activities:
Repayment of finance lease	(15,346)	(9,011)
Repayment from Directors	(1,836)	(378)
Net cash used in from financing activities	(17,182)	(9,389)

Foreign currency translation adjustment	(142,385)	(160,139)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,304,987)	428,035
CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL YEAR	2,787,692	859,076

CASH AND CASH EQUIVALENTS, END OF FINANCIAL YEAR	$1,482,705	$1,287,111

CASH AND CASH EQUIVALENTS INFORMATION:
Fixed deposits placed with financial institutions	$1,059,812	$783,923
Cash at bank	422,893	503,188
Cash and cash equivalents, end of financial year	1,482,705	1,287,111

Supplementary cash flow information:
Interest paid	$(6,837)	$(4,406)
Income taxes paid	(44,249)	(44,683)

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

In the opinion of management, the consolidated balance sheet as of June 30, 2021 which has been derived from unaudited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2021 or for any future period.

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

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The corporate structure as at June 30, 2021 is depicted below:

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

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

The Company calculates net earnings or loss per share in accordance with ASC Topic 260 “Earnings per share”. Basic earnings or loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings or loss per share is computed similar to basic earning or loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

Translation of amounts from MYR into US$1.00 has been made at the following exchange rates for the respective period and year:

	June 30, 2021	December 31, 2020

Period ended June 30, 2021 /Year-ended December 31, 2020 US$1: MYR exchange rate	4.1520	4.0170

	June 30, 2021	June 30, 2020

6 months average US$1: MYR exchange rate	4.0981	4.2619

•	Related parties

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

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

As of June 30, 2021, and December 31, 2020, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 4 - TRADE RECEIVABLES

The Company has performed an analysis on all its trade receivables and determined that all amounts are collectible by the Company. As such, trade receivables are reflected as a current asset and no allowance for expected credit loss has been recorded as of June 30, 2021 and December, 31, 2020. The Company’s trade receivables consist of receivable from customers which are unrelated to the Company. The account receivables are non-interest bearing and is generally on 30 days to 90 days term.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

Provision for income taxes consisted of the following:

United States of America, The Company is registered in the State of Wyoming and is subject to the tax laws of the United States of America.

Bionexus Gene Lab Sdn. Bhd. and Chemrex Corporation Sdn. Bhd. are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range is 24% on its assessable income. Under the amendment of Income Tax Act 1967 by the Finance Act 2019 and with effect from year of assessment 2021, companies with paid-up capital of MYR2.5 million or less, and with annual business income of not more than RM50 million are subject to Small and Medium Enterprise Corporate Tax at 17% on chargeable income up to MYR600,000 except for companies with investment holding nature or companies does not have gross income from business sources are subject to corporate tax at 24% on chargeable income.

	As of
	June 30,	December 31,
	2021	2020
Tax Recoverable
Local	$-	$-
Foreign, representing Malaysia	(2,727)	(2,190)
Tax Recoverable	(2,727)	(2,190)

Income tax liabilities:
Local	$-	$-
Foreign, representing Malaysia	106,161	61,313
Income tax liabilities	106,161	61,313

Deferred tax liabilities:
Local	$-	$-
Foreign, representing Malaysia	1,811	1,872
Deferred tax liabilities	1,811	1,872
Total	105,245	60,995

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 6 - LEASE RIGHT OF USE ASSET AND LEASE LIABILITIES

Operating lease right of use as follow:	As of
	June 30,	December 31,
	2021	2020
Balance as of beginning of the year	$62,529	$23,542
Add: Addition of right of use assets	-	61,128
Less: Amortization	(9,608)	(22,587)
Foreign translation differences	(1,656)	446
Balance	$51,265	$62,529

Operating lease liability as follow:	As of
	June 30,	December 31,
	2021	2020
Balance as of beginning of the year	$63,079	$24,148
Add: Addition of lease liabilities	-	61,128
Less: gross repayment	(9,884)	(26,036)
Add: imputed interest	1,500	3,380
Foreign translation differences	(2,538)	459
Balance as of end of the year	52,157	63,079
Less: lease liability current portion	(18,472)	(20,702)
Lease liability non-current portion	$33,685	$42,377

The amortization of the operating lease right of use asset for the six months’ period ended June 30, 2021 and the year ended June 30, 2020 were $8,861 and $10,816 respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of
	June 30,	December 31,
	2021	2020

Air conditioner	$1,124	$1,124
Computer and software	1,814	1,371
Equipment	43,010	42,830
Furniture and fittings	86,961	86,961
Lab equipment	284,822	284,822
Land and buildings	1,506,969	1,506,969
Motor vehicle	137,914	137,914
Office equipment	36,010	35,160
Renovation	107,414	107,414
Signboard	704	704
	2,206,742	2,205,269
(Less): Accumulated depreciation	(487,735)	(441,541)
Add: Foreign translation differences	(35,441)	21,874
Property, plant and equipment, net	$1,683,566	$1,785,602

Depreciation expense for the six months’ period ended June 30, 2021 and 2020 were $46,022 and $20,259 respectively.

NOTE 8 - OTHER INVESTMENTS

	As of
	June 30,	December 31,
	2021	2020
As of beginning of the year	$281,668	$12,215
Acquisition of business under common control	-	147,882
Addition during the year	371,759	108,631
Disposal during the year	(6,466)	(34,923)
Fair value (loss)/gain	(18,581)	38,742
Foreign exchange translation	(13,658)	9,121
As of end of the year	$614,722	$281,668

The other investments consist of investment in quoted and unquoted shares in Malaysia of $612,840 and $1,882 as at June 30, 2021 and December 31, 2020 were $279,724 and $1,944 respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 9 - TRADE PAYABLES

Trade payables are amounts billed to the Company by suppliers for goods and services in the ordinary course of business. All amounts have short-term repayment terms and vary by supplier.

NOTE 10 - FINANCE LEASE

The Company purchased motor vehicles under finance lease agreements with the effective interest rate of 5.70% per annum, with principal and interest payable monthly. The obligations under the finance lease are as follows:

	As of
	June 30,	December 31,
	2021	2020

Finance lease	$47,091	$63,703
Less: interest expense	(2,096)	(3,363)
Net present value of finance lease	44,995	60,340

Current portion	21,385	25,048
Non-current portion	23,610	35,292
Total	$44,995	$60,340

NOTE 11- AMOUNT OWING TO DIRECTOR

As of June 30, 2021, a director of the Company advanced $83 to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

NOTE 12 - STOCK HOLDERS’ EQUITY

As at June 30, 2021, the Company issued and outstanding common stock is 171,218,152 shares.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 13 - SEGMENTED INFORMATION

At June 30, 2021, the Company (“BGLC”) operates in the biochemical industry segment through its two Malaysian subsidiaries, BioNexus Malaysia and Chemrex.

BioNexus Gene Lab Corp. a Wyoming company

100% owned		100% owned
Bionexus Gene Lab Sdn. Bhd., a Malaysian company		Chemrex Corporation Sdn. Bhd., a Malaysian company

For the quarter ended June 30, 2021, segmented (unaudited) revenue and net profit/(loss) (Currency expressed in United States Dollars (“US$”) are as follows:

	BioNexus Malaysia	Chemrex	BGLC	Total
	Six months ended June 30, 2021
REVENUE	$465,470	$6,075,860	$-	$6,541,330

COST OF REVENUE	(358,528)	(5,132,630)	-	(5,491,158)

GROSS PROFIT	106,942	943,230	-	1,050,172

OTHER INCOME	3,848	109,068	-	112,916

OPERATING EXPENSES
General and administrative	(44,128)	(556,619)	(80,218)	(680,265)

FINANCE COSTS	(2,303)	(4,534)	-	(6,837)

PROFIT BEFORE TAX	64,359	491,145	(80,218)	475,286

Tax expense	(654)	(107,626)	-	(108,280)

NET PROFIT	$63,705	$383,519	$(80,218)	$367,006

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	BioNexus Malaysia	Chemrex	BGLC	Total
	Six months ended June 30, 2020
REVENUE	$6,541	$4,167,001	$-	$4,173,542

COST OF REVENUE	(30,308)	(3,328,637)	-	(3,358,945)

GROSS (LOSS)/PROFIT	(23,767)	838,364	-	814,597

OTHER INCOME	7,645	762,718	7	770,370

OPERATING EXPENSES
General and administrative	(47,254)	(449,744)	(48,413)	(545,411)

FINANCE COSTS	(1,361)	(3,045)	-	(4,406)

(LOSS)/PROFIT BEFORE TAX	(64,737)	1,148,293	(48,406)	1,035,150

Tax expense:	(1,347)	0	-	(1,347)

NET (LOSS)/PROFIT	$(66,084)	$1,148,293	$(48,406)	$1,033,803

	As Of June 30, 2021 and December 31, 2020
	Total Assets		Total Liabilities
	2021	2020	2021	2020

BGLC & Bionexus	$1,378,590	$1,107,048	$588,441	$169,325
Chemrex	8,069,533	9,008,245	2,046,458	3,283,814
TOTAL	9,448,123	10,115,293	2,634,899	3,453,139

NOTE 14 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2021 up through Aug 9, 2021 of these consolidated financial statements.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 15 - CONCENTRATION OF RISKS

a) Major customers

During the period, the Company did not have any material recognizable major customers accounted for 10% or more of the Company’s revenue for the quarterly financial period ended June 30, 2021 and 2020.

b) Major suppliers

In view of privacy, names of suppliers changed to Vendor A,B,C and D.  For three months ended June 30, 2021 and 2020, the vendors who accounted for 10% or more of the Company's revenues and its accounts payable balance at period-end are presented as follows:

	2021	2020	2021	2020	2021	2020
	Purchase		Percentage of purchases		Accounts payable trade
Vendor A	$508,448	$136,351	19.39%	19.04%	$1,049,590	$318,400
Vendor B	$262,948	$194,737	8.50%	12.47%	$253,779	$195,874
Vendor C	$377,083	$119,888	12.19%	11.52%	$375,592	$120,742
Vendor D	$254,745	$141,746	8.24%	13.61%	$137,522	$114,739
	$1,403,224	$592,722	48.33%	56.64%	$1,816,483	$749,755

For six months ended June 30, 2021 and 2020, the vendors who accounted for 10% or more of the Company's revenues and its accounts payable balance at period-end are presented as follows:

	2021	2020	2021	2020	2021	2020
	Purchase		Percentage of purchases		Accounts payable trade
Vendor A	$1,284,361	$2,684,016	23.39%	19.04%	$1,049,590	$318,400
Vendor B	$657,768	$1,758,246	11.98%	12.47%	$253,779	$195,874
Vendor C	$642,501	$1,624,179	11.70%	11.52%	$375,592	$120,742
Vendor D	$633,395	$1,919,375	11.53%	13.61%	$137,522	$114,739
	$3,218,025	$7,985,816	58.60%	56.64%	$1,816,483	$749,755

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Business

As used herein, unless the context otherwise indicates, references to the “Company,” “we,” “our,” “us,” “BioNexus” refer to BioNexus Gene Lab Corp., a Wyoming company (BGLC), and its wholly owned subsidiaries, Bionexus Gene Lab Sdn. Bhd. (“Bionexus Malaysia”), and Chemrex Sdn. Bhd. (“Chemrex”), both Malaysian companies.

BGLC is an emerging molecular diagnostics company focused on the application of functional genomics to enable early diagnosis and personalized health management. On August 23, 2017, we acquired all of the outstanding capital stock of BioNexus Malaysia, which was incorporated in Malaysia on April 7, 2015. BioNexus Malaysia owns algorithm software, technology and know-how related to the detection of common diseases through blood analysis which we use in our business. Our non-invasive blood screening tests analyze changes in ribonucleic acid (or RNA) to detect the risk potentiality of 11 different diseases. These diseases include eight cancers (nasopharyngeal, lung, liver, stomach, breast, cervical, prostate and colon), two bowel diseases (colitis and Crohn) and osteoarthritis. This unique blood based genomic biomarker approach is based on the scientific observation that circulating blood reflects, in a detectable way, what is occurring throughout the body currently.

The corporate and principal office address of the Company and BioNexus Malaysia is Unit 02, Level 10, Tower B, Avenue 3, The Vertical Business Suite II, Bangsar South, No. 8 Jalan Kerinchi, Kuala Lumpur, Malaysia., our lab is located at Lab 353, Chemical Science Centre, University Science Malaysia, George Town, Penang, Malaysia. We also have a blood collection center located at 1st floor, Lifecare Medical Centre, Kuala Lumpur, Malaysia. Our telephone number is (+60) 1221-26512 and our web-site is www.bionexusgenelab.com.

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

The results of operations of our subsidiary, BioNexus-Malaysia, with respect to its RNA screening process have been adversely impacted by the onset of the Covid-19 pandemic, which commenced in late December 2019 in Malaysia. We believe that most people have been and will continue to be reluctant to visit hospitals and clinics during the Covid-19 pandemic for fear of transmission from other patients or medical staff. Since our RNA screening is administered at hospitals and clinics, our business has been adversely affected as a result. Furthermore, on March 18, 2020, the Malaysian government first imposed its Movement Control Order (MCO) which lasted through June 9, 2020 to control the spread of COVID-19. The MCO restricted movement of all people except for those who were working for essential services. The MCOs were enhanced and relaxed at different phases in 2020 and 2021, including the Enhanced Movement Control Order (EMCO), Conditional Movement Control Order (CMCO) and Recovery Movement Control Order (RMCO). This Enhanced Movement Control Orders were implemented whenever there was a surge of Covid-19 cases. During these EMCOs, only companies classified under essential service were allowed to operate. This EMCO ended on July 16, 2021 and the government allowed more companies and factories to operate with strict Standard Operation Procedures. However, as discussed below, during fiscal 2021, BioNexus-Malaysia implemented the sale of its Covid19 qPCR test procedure through the Malaysian government. Our Covid testing generates substantially lower per ticket charges at $30-38 per test compared with $900 per customer for our RNA testing. Our Covid tests also generate lower margins than our RNA tests.

The results of operations for Chremrex were adversely impacted during the May to July 2020 period due to the MCO’s and Covid-19. However, since that time, the operations of Chemrex have not been materially impacted as a result of the MCO’s or Covid-19.

Recent Developments. As previously reported, we submitted to the Malaysian Ministry of Health (MOH) our Reverse Transcription Polymerase Chain Reaction (RT PCR) Covid-19 screening for approval, which occurred in June 2020. On April 30, 2021, BioNexus entered into an Agreement with MOH to outsource our Covid19 qPCR test for public hospitals and clinics within Malaysia. The use of our testing protocol began on May 6, 2021. We expect that our testing protocol would be continued to be used by the MOH’ public hospitals and clinics through August 2021, when the pandemic curve is expected to flatten. As of June 30, 2021, we completed roughly 13,635 tests at an average charge per test of $30.

Translation of amounts from MYR into US$1.00 has been made at the following exchange rates for the respective period and year:

	June 30, 2021	December 31, 2020

Period ended June 30, 2021 /Year-ended December 31, 2020 US$1: MYR exchange rate	4.1520	4.0170

	June 30, 2021	June 30, 2020

6 months average US$1: MYR exchange rate	4.0981	4.2619

Results of Operations

Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020.

The following table sets forth key selected financial data for the three months ended June 30, 2021 and 2020.

Consolidated

	Three months ended
	June 30,
	2021	2020
REVENUE	$3,092,171	$1,103,516

COST OF REVENUE	(2,624,564)	(944,226)

GROSS PROFIT	467,607	159,290

OTHER INCOME	50,429	23,729

OPERATING EXPENSES
General and administrative	(378,046)	(216,993)

PROFIT/(LOSS) FROM OPERATIONS	139,990	(33,974)

FINANCE COSTS	(3,448)	(1,380)

PROFIT/(LOSS) BEFORE TAX	136,542	(35,354)

Tax expense	(108,280)	(487)

NET PROFIT	$28,262	$(35,841)
Other comprehensive income:
Foreign currency (loss)/gain	(7,468)	43,558

COMPREHENSIVE INCOME	$20,794	$7,717

BioNexus-Malaysia and Chemrex

	BioNexus Malaysia	Chemrex	BioNexus Malaysia	Chemrex
	Three months ended June 30, 2021		Three months ended June 30, 2020
REVENUE	$368,107	$2,724,064	$6,541	$1,096,975

COST OF REVENUE	(290,821)	(2,333,743)	(17,315)	(926,911)

GROSS PROFIT	77,286	390,321	(10,774)	170,064

OTHER INCOME	2,986	47,443	2,893	20,821

OPERATING EXPENSES
General and administrative	(21,518)	(323,497)	(17,217)	(182,135)

FINANCE COSTS	(1,095)	(2,353)	(298)	(1,082)

PROFIT/(LOSS) BEFORE TAX	57,659	111,914	(25,396)	7,668

Tax expense:	(654)	(107,626)	(487)	0

NET PROFIT/(LOSS)	$57,005	$4,288	$(25,883)	$7,668

Revenue. For the quarterly period ended June 30, 2021, we had total revenue of $3,092,171 as compared to total revenue of $1,103,516 for the same period in 2020, an increase of approximately 180.2% from the prior period.

Chemrex contributed $2,724,064 (88.1%) of the total revenue for the current quarterly period as compared to $1,096,975 (99.4%) of the total revenue for the same quarter last year. Chemrex’s revenues had increased to $2,724,064 from prior quarter of $1,096,975, an increase of 148.3%. The revenue decrease in 2020 was due to the changing from Movement Control Order (MCO) to Recovery Movement Control Order (RMCO) and then Enhanced Movement Control Order (EMCO) based on the number of Covid-19 cases during each period In view of the movement restriction especially during May to July 2020, many Chemrex customers had temporary suspended their operations and resulted no business transaction during this period.

BioNexus-Malaysia contributed $368,108 (11.9%) of the total revenue for the current quarter as compared to revenue of $6,541 (0.6%) of the total revenue from the same quarter last year. The substantial increase for the current period is due to the MOH’s approval of our Covid19 qPCR test which was outsourced to public hospitals and clinics beginning May 2021. During this three-month period, we had no revenues from our RNA testing.

Cost of Revenue. For the quarterly period ended June 30, 2021, we incurred $2,624,564 in cost of revenues, as compared to $944,226 for the same quarter in 2020, an increase of approximately 178%. Due to the reasons stated above.

Chemrex had incurred $2,333,743 (88.9%) of the total cost of revenue during the current quarter as compared to the same period last year wherein Chemrex had incurred $926,911 (98.2% of the total) in cost of revenue. The increased in Chemrex’s cost of revenues for the current period was due to its increased revenues for the current period and reasons as stated above.

BioNexus had incurred $290,821(11.1%) of the total cost of revenues during the current quarter as compared to $17,315 (1.8%) for the same period in 2020. The increase in cost of revenue for the current period reflects the costs associated with the outsource of our Covid19 PCR test to the MOH which began in May 2021.

Gross Profit. For the quarterly period ended June 30, 2021, we had total gross profit of $467,607 as compared to gross profit of $159,290 for the same period in 2020, an increase of approximately 193.6% from the prior period. Chemrex contributed $390,321 (83.5%) of the total gross profit for the current quarterly period as compared to $170,064 (106.8%) of the total gross profit for the same quarter last year. Chemrex’s gross profit increased to $390,321 from prior quarter of $170,064, an increase of 129.5%. The gross profit increase for Chemrex in current quarter was due to higher revenues although its margins were lower for the current quarter.

BioNexus-Malaysia contributed $77,286 (16.5%) of the total gross profit of $467,607 for the current quarter as compared to gross loss of $10,774 (-6.8%) of the total gross profit from the same quarter last year. The substantial increase for the current period is due to the MOH’s approval and sale of our Covid19 qPCR test which was outsourced to its public hospitals and clinics beginning May 2021. However, during the current three-month period, we had no revenues from our RNA testing.

Other Income. For the quarterly period ended June 30, 2021, we had of $50,429, as compared to of $23,729 for the same quarter in 2020, an increase of approximately 53%. Chemrex contributed $47,433 (94%) of other income for the current quarterly period as compared to $20,821 (88%) of the other income for the same quarter last year. Chemrex’s other income increased 56% due to dividends of $11,061 received from blue chip public companies listed on Malaysian Stock Exchange (KLSE), which increased by 86% form the prior period, in addition to gains on fair value of investment and bank interest and unrealized forex gain for this current quarterly.

Operating Expenses. For the quarterly period ended June 30, 2021, we had total operating expense of $378,046 as compared to total operating expenses of $216,993 for the same quarter in 2020, an increase of approximately 42.60%. Operating expenses consists of general and administrative expenses which includes depreciation of fixed assets, employee compensation and benefits, professional fees and marketing and travel expenses.

Chemrex had incurred $323,497 (86%) of the total operating expenses for the current quarter as compared to $182,135 (83.9%) of the total operating expenses for the same quarter last year. This current quarter incurred loss on fair value of investment of $38,238 and loss on unrealized forex $61,292. The slight increase in operating expenses was due to increased logistics, port charges and travel associated with the increased revenue for the period.

BioNexus-Malaysia had incurred $21,518 (18.1%) of the total operating expenses for the current quarter as compared to $17,217 (16.1%) of the total operating expenses for the same quarter last year. The slight increase in operating costs of the current quarter was due to logistic costs and staff over time associated with the outsource of our Covid 19 tests.

Profit/Loss from Operations. We had a profit from operations of $139,990 quarterly period ended June 30, 2021 as compared to a loss of $33,974 for the same period in 2020 for the reasons discussed above.

Income tax expense. For the three-month period ended June 30, 2021, we had $108,280 income tax which is an estimated expense ($107,626 for Chemrex and $654 for Bionexus) as compared to Bionexus estimated income tax expenses of $487 for the same quarter last year ($0 for Chemrex and $487 for Bio-Nexus).

Foreign currency exchange gain/(loss). We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the US Dollar. Therefore, any change in the relevant exchange rate would require us to recognize a transaction gain or loss on revaluation. For the three-month period ended June 30, 2021, we experienced a foreign currency loss of $7,468 as compared with a foreign currency gain of $43,558 for the same period in 2020.

Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020.

The following table sets forth key selected financial data for the six months ended June 30, 2021 and 2020.

Consolidated

	Six months ended
	June 30,
	2021	2020
REVENUE	$6,541,330	$4,173,542

COST OF REVENUE	(5,491,158)	(3,358,945)

GROSS PROFIT	1,050,172	814,597

OTHER INCOME	112,916	770,370

OPERATING EXPENSES
General and administrative	(680,965)	(545,411)

PROFIT FROM OPERATIONS	482,123	1,039,556

FINANCE COSTS	(6,837)	(4,406)

PROFIT BEFORE TAX	475,286	1,035,150

Tax expense	(108,280)	(1,347)

NET PROFIT	$367,006	$1,033,803

Other comprehensive income:
Foreign currency loss	(215,936)	(251,138)

COMPREHENSIVE INCOME	$151,070	$782,665

BioNexus-Malaysia and Chemrex

	BioNexus Malaysia	Chemrex	BioNexus Malaysia	Chemrex
	Six months ended June 30, 2021		Six months ended June 30, 2020
REVENUE	$465,470	$6,075,860	$6,541	$4,167,001

COST OF REVENUE	(358,528)	(5,132,630)	(30,308)	(3,328,637)

GROSS PROFIT	106,942	943,230	(23,767)	838,364

OTHER INCOME/(LOSS)	3,848	109,068	7,645	762,718

OPERATING EXPENSES
General and administrative	(44,128)	(556,619)	(47,254)	(449,744)

FINANCE COSTS	(2,303)	(4,534)	(1,361)	(3,045)

PROFIT/(LOSS) BEFORE TAX	64,359	491,145	(64,737)	1,148,293

Tax expense:	(654)	(107,626)	(1,347)	0

NET PROFIT/(LOSS)	$63,705	$383,519	$(66,084)	$1,148,293

Revenue. For the six-month period ended June 30, 2021, we had total revenues of $6,541,330 as compared to total revenue of $4,173,542 for the quarterly period ended June 30, 2020, an increase of approximately 56.7% from the prior period.

For the current quarterly period, Chemrex contributed $6,075,860 (92.9%) of total revenues compared to its contribution of $4,167,001 (99.8%) of total revenues for the same period last year, an increase of 45.8%. The increase was due to Covid impact on revenues from the prior year’s six-month period. Covid did not significantly impact Chemrex’s operations and revenues of during the current six-month period.

BioNexus had a revenue of $465,470 for the current six-month period compared to revenues of $6,541 from the same quarterly period last year, an increase of 7,016%. BioNexus revenues for the current quarter resulted from the outsource of Covid19 PCR test to MOH which began on May 2021. The revenues for the same period last year were due entirely to our RNA screening tests.

Cost of revenues. For the six-month period ended June 30, 2021, we incurred $5,491,158 in the cost of revenues, as compared to $3,358,945 for the same period 2020, an increase of approximately 63.5% due to reasons as stated above.

Chemrex had incurred $5,132,630 (93.5%) of the total cost of revenue of $5,491,158 for the current six-month period as compared to the same period last year wherein Chemrex had incurred $3,328,637 (99.1%) of the total cost of revenue of $3,358,945. The increased in Chemrex’s cost of revenues for the current period was due to its increased revenues for the current period and reasons as stated above.

BioNexus had incurred $358,528 on cost of revenues for the current six-month period as compared to $30,308 for the same period last year. The increase in cost of revenue for the current period reflects the costs associated with the outsource of our Covid19 PCR test to the MOH which began in May 2021.

Other Income. For the six-month period ended June 30, 2021, we had other income of $112,916 as compared to $770,370 for the same period in 2020. A reduction of 582% from the prior quarterly period is due principally to a net income of $707,618 from disposal of a property which occurred during the six month period last year. We did not have a similar gain during the current six month period.

Operating Expenses. For the six-month period ended June 30, 2021, we had an operating expense of $680,965 as compared to operating expenses of $545,411 for the same period ended June 30, 2020, an increase of approximately 35.9%. Operating expenses consists of general and administrative expenses which includes depreciation of fixed assets, employee compensation and benefits, professional fees and marketing and travel expenses. The increase for the current quarterly period due to annual fee of OTCQB and additional four part time laboratory technician to assist in the outsourced Covid-19 samples from MOH.

Chemrex had incurred $556,619 (82%) of the total operating expenses of $680,965 during the current six-month period in 2021 as compared to $449,744 for the same period last year. In addition, Chemrex incurred a loss of $38,238 from fair value investments and a loss of $111,945 from unrealized and realized forex transactions during the current period. The increase in Chemrex operating expenses for the current period due to was due to increase logistics, port charges and travel associated with the increased revenue for the period.

BioNexus had incurred $44,128 on operating expenses during for the current six-month period in 2021 as compared to $47,254 for the same period last year. The higher operating expenses for the last period was due to the $9,890 write-off of an investment in Genenews Diagnostics Sdn. Bhd., a local screening company. The write off should have occurred in 2018. The $3,126 decrease in operating expenses during the current period was off-set by higher logistic expenses and staff’ over time associated with the outsource of our Covid 19 tests.

Profit from Operations. We had a profit from operations of $482,123 during the six-month period ended June 30, 2021 compared to $1,039,556 for the same period in 2020, a reduction of 115.6% for the reasons discussed above. In addition, during 2020 period, we had one-time property disposal gain of $742,487.

Income tax expense. For the quarterly period ended June 30, 2021, we had $108,280 for the period as compared with $1,347 for the six-month period ended June 30, 2020. The provision is for the estimated tax on net income.

Foreign currency exchange gain/(loss). We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the US Dollar. Therefore, any change in the relevant exchange rate will require us to recognize a transaction gain or loss on revaluation. For the six-month period ended June 30, 2021, we experienced a foreign currency loss of $215,936 compared with a foreign currency loss of $251,138 for the six-month period ended June 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021, we had working capital of $4,522,777 compared with working capital of $4,611,896 as of December 31, 2020. The decrease in working capital as of June 30, 2021 from December 31, 2020 was due principally to the increase in cash used in our operations.

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

The following is a summary of the Company’s cash flows provided by (used in) / generated from operating, investing, and financing activities for the six months ended June 30, 2021 and 2020:

	Six months ended
	June 30,
	2021	2020
Net Cash Used in Operating Activities	$(819,892)	$(1,134,546)
Net cash (used in) /generated from investing activities	(325,528)	1,732,109
Net cash used in generated from financing activities	(17,182)	(9,389)
Foreign currency translation adjustment	(142,385)	(160,139)
Net Change in Cash and Cash Equivalents	$(1,304,987)	$428,035

Operating Activities

During the six months ended June 30, 2021, the Company incurred a net profit of $367,006 which, after adjusting for amortization, depreciation, dividend income, fair value on investment, an increase in inventories, a reduction in trade receivables and deposits, a substantial reduction in trade payables, operating lease liabilities, resulted in net cash of $819,892 being used in operating activities during the period. By comparison, during the six months ended June 30, 2020, the Company had a net profit of $1,033,803 which, after adjusting for amortization, depreciation, dividend income, gain on disposal of property, plant and equipment, a decrease in inventories, an increase in receivables and deposits, a substantial reduction in trade payables, operating lease liabilities, resulted in net cash of $1,134,546 being used in operating activities during the period.

Investing Activities

During the six months ended June 30, 2021, the Company had net cash of $325,528 used in investment activities. During the six months ended June 30, 2020, the Company had net cash from acquisition of business under common control and disposed of property, plant and equipment of $1,467,865, resulting in net cash generated from investment activities of $1,732,109

Financing Activities

During the six months ended June 30, 2021, Company continued the repayment of a finance lease resulting in net cash used in financing activities of $17,182. By comparison, during the six months ended June 30, 2020, we had financing activities of $9,389 due to 6 months moratorium on leasing and loan instalments as initiated by the Malaysian Prime Minister in order to lessen the hardship faced by individual borrowers and Small and Medium Enterprises to enjoy an automatic monthly loan instalments moratorium for six months, starting from April 1, 2020 till September 30, 2020

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of June 30, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following material deficiencies:

i

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

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2021, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

August 12, 2021

