Form 10-Q
period 2021-09-30
BioNexus Gene Lab Corp
filed 2021-11-15
CIK 1737523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________

Commission File Number: 333-229399

BIONEXUS GENE LAB CORP.
(Exact name of registrant as specified in its charter)

Wyoming	35-2604830
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Unit 02, Level 10 Tower B, Avenue 3, The Vertical Business Suite II Bangsar SouthNo. 8 Jalan Kerinchi Kuala Lumpur, Malaysia	59200
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 9, 2021, there were 171,218,152 shares of common stock, no par value, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

(Currency expressed in United States Dollars (“US$”))

		As of
		September 30,	December 31,
	Note	2021	2020
		(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and bank balances		672,930	699,585
Fixed deposits placed with financial institutions		1,027,466	2,088,107
Trade receivables	4	4,190,746	3,996,802
Other receivables, deposits and prepayments		23,426	22,640
Tax Recoverable	5	-	2,190
Inventories		1,487,680	1,176,170
Total current assets		7,402,248	7,985,494

NON-CURRENT ASSETS
Operating lease right of use asset, net	6	44,615	62,529
Property, plant and equipment, net	7	1,647,359	1,785,602
Other investments	8	670,782	281,668
Total non-current assets		2,362,756	2,129,799
TOTAL ASSETS		$9,765,004	$10,115,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	9	2,411,421	3,170,653
Other payables and accrued liabilities		65,743	93,962
Current portion of obligation under finance lease	10	20,894	25,048
Current portion of operating lease liabilities	6	18,566	20,702
Tax payables	5	148,199	61,313
Amount owing to director	11	-	1,920
Total current liabilities		2,664,823	3,373,598

See accompanying notes to the condensed consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONT’D)

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

(Currency expressed in United States Dollars (“US$”))

		As of
		September 30,	December 31,
	Note	2021	2020
		(Unaudited)	(Audited)

NON-CURRENT LIABILITIES
Non-current portion of obligation under finance lease	10	18,103	35,292
Non-current portion of operating lease liabilities	6	28,676	42,377
Deferred tax liabilities	5	1,796	1,872
Total non-current liabilities		48,575	79,541
TOTAL LIABILITIES		$2,713,398	$3,453,139

STOCKHOLDERS’ EQUITY
As at September 30, 2021, common stock, no par value; 300,000,000 shares authorized and 171,218,152 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding. As at December 31, 2020, common stock, no par value; 300,000,000 shares authorized and 171,218,152 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding.	12	10,779,574	10,779,574
Additional paid in capital		(5,011,891)	(5,011,891)
Accumulated surplus		1,423,115	760,787
Other comprehensive (losses) /income		(139,192)	133,684
TOTAL STOCKHOLDERS’ EQUITY		7,051,606	6,662,154

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$9,765,004	$10,115,293

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
REVENUE	$3,575,966	$3,091,012	$10,117,296	$7,264,554

COST OF REVENUE	(2,887,867)	(2,568,790)	(8,379,025)	(5,927,735)

GROSS PROFIT	688,099	522,222	1,738,271	1,336,819

OTHER INCOME	46,848	9,089	159,764	779,458

OPERATING EXPENSES
General and administrative	(362,306)	(294,005)	(1,043,271)	(839,415)

PROFIT FROM OPERATIONS	372,641	237,306	854,764	1,276,862

FINANCE COSTS	(2,150)	(2,356)	(8,987)	(6,762)

PROFIT BEFORE TAX	370,491	234,950	845,777	1,270,100

Tax expense	(75,169)	(492)	(183,449)	(1,839)

NET PROFIT	$295,322	$234,458	$662,328	$1,268,261

Other comprehensive income:
Foreign currency translation (loss)/gain	(56,940)	248,070	(272,876)	(3,068)
COMPREHENSIVE INCOME	$238,382	$482,528	$389,452	$1,265,193

Earnings per share - Basic and diluted	0.00	0.00	0.00	0.00
Weighted average number of common shares outstanding – Basic and diluted	171,218,152	102,730,891	171,218,152	102,730,891

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AS OF SEPTEMBER 30, 2021 AND 2020

(Amount expressed in United States Dollars (“US$))

	Common stock		Additional paid in	Accumulated	Accumulated other comprehensive income/	Total
	Number of shares	Amount	capital	surplus/(loss)	(loss)	Equity
Balance as of December 31, 2019	102,730,891	$6,484,669	$(5,011,891)	$(333,311)	$(17,103)	$1,122,364
Issuance of shares	68,487,261	4,294,905	-	-	-	4,294,905
Net profit for the period	-	-	-	1,069,644	-	1,069,644
Foreign currency translation loss	-	-	-	-	(294,696)	(294,696)
Balance as of March 31, 2020	171,218,152	$10,779,574	$(5,011,891)	$736,333	$(311,799)	$6,192,217
Net loss for the period	-	-	-	(35,841)	-	(35,841)
Foreign currency translation gain	-	-	-	-	43,558	43,558
Balance as of June 30, 2020	171,218,152	$10,779,574	$(5,011,891)	$700,492	$(268,241)	$6,199,934
Net profit for the period	-	-	-	234,458	-	234,458
Foreign currency translation gain	-	-	-	-	248,070	248,070
Balance as of September 30, 2020	171,218,152	$10,779,574	$(5,011,891)	$934,950	$(20,171)	$6,682,462

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AS OF SEPTEMBER 30, 2021 AND 2020

(Amount expressed in United States Dollars (“US$))

	Common stock		Additional paid in	Accumulated	Accumulated other comprehensive income/	Total
	Number of shares	Amount	capital	surplus/(loss)	(loss)	Equity
Balance as of December 31, 2020	171,218,152	$10,779,574	$(5,011,891)	$760,787	$133,684	$6,662,154
Net profit for the period	-	-	-	338,744	-	338,744
Foreign currency translation loss	-	-	-	-	(208,468)	(208,468)
Balance as of March 31, 2021	171,218,152	$10,779,574	$(5,011,891)	$1,099,531	$(74,784)	$6,792,430
Net profit for the period	-	-	-	28,262	-	28,262
Foreign currency translation loss	-	-	-	-	(7,468)	(7,468)
Balance as of June 30, 2021	171,218,152	$10,779,574	$(5,011,891)	$1,127,793	$(82,252)	$6,813,224
Net profit for the period	-	-	-	295,322	-	295,322
Foreign currency translation loss	-	-	-	-	(56,940)	(56,940)
Balance as of September 30, 2021	171,218,152	$10,779,574	$(5,011,891)	$1,423,115	$(139,192)	$7,051,606

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net profit	$662,328	$1,268,261

Adjustments to reconcile net profit to net cash generated from operating activities:
Amortization of right of use asset	13,211	8,210
Depreciation of property, plant and equipment	68,488	30,567
Dividend income	(13,477)	(4,850)
Fair value loss on other investments	19,952	-
Loss on disposal of other investments	-	9,964
Gain on disposal of property, plant and equipment	-	(701,447)
Operating profit before working capital changes	750,502	610,705

Changes in operating assets and liabilities:
Inventories	(311,509)	125,267
Trade and other receivables	(198,553)	848,534
Trade and other payables	(787,451)	(1,877,061)
Operating lease liabilities	(15,836)	(9,031)
Tax recoverable	89,001	(78,216)
Cash used in operating activities	(473,846)	(379,802)

Cash flows from investing activities:
Acquisition of other investment	(432,293)	(107,785)
Dividend income	13,477	4,850
Net cash from acquisition of business under common control	-	346,008
Purchase of plant and equipment	(1,883)	(305)
Proceeds from disposal of other investments	6,414	25,862
Proceeds from disposal of property, plant and equipment	-	1,467,865
Net cash (used in)/ generated from investing activities	(414,285)	1,736,495

ITEM 1. FINANCIAL STATEMENTS (CONT’D)

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended
	September 30,
	2021	2020

Cash flows from financing activities:
Repayment of finance lease	(21,343)	(7,131)
Repayment from Directors	(1,920)	(72)
Net cash used in from financing activities	(23,263)	(7,203)

Foreign currency translation adjustment	(175,902)	(18,494)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,087,296)	1,330,996
CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL YEAR	2,787,692	859,076

CASH AND CASH EQUIVALENTS, END OF FINANCIAL YEAR	$1,700,396	$2,190,072

CASH AND CASH EQUIVALENTS INFORMATION:
Fixed deposits placed with financial institutions	$1,027,466	$1,472,174
Cash at bank	672,930	717,898
Cash and cash equivalents, end of financial year	1,700,396	2,190,072

Supplementary cash flow information:
Interest paid	$(8,987)	$(6,762)
Income taxes paid	(94,373)	(82,348)

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

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

In the opinion of management, the consolidated balance sheet as of September 30, 2021 which has been derived from unaudited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2021 or for any future period.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The corporate structure as at September 30, 2021 is depicted below:

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

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

Translation of amounts from MYR into US$1.00 has been made at the following exchange rates for the respective period and year:

	September 30, 2021	December 31, 2020

Period ended September 30, 2021 /Year-ended December 31, 2020 US$1: MYR exchange rate	4.18700	4.0170

	September 30, 2021	September 30, 2020

9 months average US$1: MYR exchange rate	4.13151	4.2386

•	Related parties

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

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

As of September 30, 2021, and December 31, 2020, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 4 - TRADE RECEIVABLES

The Company has performed an analysis on all its trade receivables and determined that all amounts are collectible by the Company. As such, trade receivables are reflected as a current asset and no allowance for expected credit loss has been recorded as of September 30, 2021 and December, 31, 2020. The Company’s trade receivables consist of receivable from customers which are unrelated to the Company. The account receivables are non-interest bearing and is generally on 30 days to 90 days term.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

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

	As of
	September 30,	December 31,
	2021	2020
Tax Recoverable
Local	$-	$-
Foreign, representing Malaysia	-	(2,190)
Tax Recoverable	-	(2,190)

Income tax liabilities:
Local	$-	$-
Foreign, representing Malaysia	148,199	61,313
Income tax liabilities	148,199	61,313

Deferred tax liabilities:
Local	$-	$-
Foreign, representing Malaysia	1,796	1,872
Deferred tax liabilities	1,796	1,872
Total	149,995	60,995

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 6 - LEASE RIGHT OF USE ASSET AND LEASE LIABILITIES

Operating lease right of use as follow:	As of
	September 30,	December 31,
	2021	2020
Balance as of beginning of the year	$62,529	$23,542
Add: Addition of right of use assets	-	61,128
Less: Amortization	(13,891)	(22,587)
Foreign translation differences	(4,023)	446
Balance	$44,615	$62,529

Operating lease liability as follow:	As of
	September 30,	December 31,
	2021	2020
Balance as of beginning of the year	$63,079	$24,148
Add: Addition of lease liabilities	-	61,128
Less: gross repayment	(13,020)	(26,036)
Add: imputed interest	2,085	3,380
Foreign translation differences	(4,902)	459
Balance as of end of the year	47,242	63,079
Less: lease liability current portion	(18,566)	(20,702)
Lease liability non-current portion	$28,676	$42,377

The amortization of the operating lease right of use asset for the nine months’ period ended September 30, 2021 and the year ended September 30, 2020 were $13,211 and $8,210 respectively.

Other information:	As of
	September 30, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$15,836	$38,931
Right of use assets obtained in exchange for operating lease liabilities	44,615	65,529
Remaining lease term for operating lease (years)	2	4
Weighted average discount rate for operating lease	$5.40%	$5.40%

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of
	September 30,	December 31,
	2021	2020

Air conditioner	$1,124	$1,124
Computer and software	1,814	1,371
Equipment	43,010	42,830
Furniture and fittings	86,961	86,961
Lab equipment	284,822	284,822
Land and buildings	1,506,969	1,506,969
Motor vehicle	137,914	137,914
Office equipment	36,420	35,160
Renovation	107,414	107,414
Signboard	704	704
	2,207,152	2,205,269
(Less): Accumulated depreciation	(510,029)	(441,541)
Add: Foreign translation differences	(49,764)	21,874
Property, plant and equipment, net	$1,647,359	$1,785,602

Depreciation expense for the nine months’ period ended September 30, 2021 and 2020 were $68,488 and $30,567 respectively.

NOTE 8 - OTHER INVESTMENTS

	As of
	September 30,	December 31,
	2021	2020
As of beginning of the year	$281,668	$12,215
Acquisition of business under common control	-	147,882
Addition during the year	432,293	108,631
Disposal during the year	(6,414)	(34,923)
Fair value (loss)/gain	(19,952)	38,742
Foreign exchange translation	(16,813)	9,121
As of end of the year	$670,782	$281,668

The other investments consists of the following shares:	As of
	September 30,	December 31,
	2021	2020
Investment in quoted shares:
Malaysia	515,476	279,724
Singapore	97,012	-
Hong Kong	56,428	-
	$668,916	$279,724
Investment in unquoted shares:
Malaysia	1,866	1,944
	$670,782	$281,668

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

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

NOTE 10 - FINANCE LEASE

The Company purchased motor vehicles under finance lease agreements with the effective interest rate of 5.70% per annum, with principal and interest payable monthly. The obligations under the finance lease are as follows:

	As of
	September 30,	December 31,
	2021	2020

Finance lease	$40,607	$63,703
Less: interest expense	(1,610)	(3,363)
Net present value of finance lease	38,997	60,340

Current portion	20,894	25,048
Non-current portion	18,103	35,292
Total	$38,997	$60,340

NOTE 11- AMOUNT OWING TO DIRECTOR

As of September 30, 2021, a director of the Company advanced Nil to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

NOTE 12 - STOCK HOLDERS’ EQUITY

As at September 30, 2021, the Company issued and outstanding common stock is 171,218,152 shares.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 13 - SEGMENTED INFORMATION

At September 30, 2021, the Company (“BGLC”) operates in the biochemical industry segment through its two Malaysian subsidiaries, BioNexus Malaysia and Chemrex.

BioNexus Gene Lab Corp. a Wyoming company

100% owned		100% owned
Bionexus Gene Lab Sdn. Bhd., a Malaysian company		Chemrex Corporation Sdn. Bhd., a Malaysian company

For the quarter ended September 30, 2021, segmented (unaudited) revenue and net profit/(loss) (Currency expressed in United States Dollars (“US$”) are as follows:

	BioNexus Malaysia	Chemrex	BGLC	Total
	Nine months ended September 30, 2021
REVENUE	$1,504,064	$8,613,232	$-	$10,117,296

COST OF REVENUE	(1,108,817)	(7,270,208)	-	(8,379,025)

GROSS PROFIT	395,247	1,343,024	-	1,738,271

OTHER INCOME	5,335	154,429	-	159,764

OPERATING EXPENSES
General and administrative	(64,255)	(843,620)	(135,396)	(1,043,271)

FINANCE COSTS	(3,265)	(5,722)	-	(8,987)

PROFIT BEFORE TAX	333,062	648,111	(135,396)	845,777

Tax expense	(38,068)	(145,381)	-	(183,449)

NET PROFIT/(LOSS)	$294,994	$502,730	$(135,396)	$662,328

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	BioNexus Malaysia	Chemrex	BGLC	Total
	Nine months ended September 30, 2020
REVENUE	$30,012	$7,234,542	$-	$7,264,554

COST OF REVENUE	(45,561)	(5,882,174)	-	(5,927,735)

GROSS (LOSS)/PROFIT	(15,549)	1,352,368	-	1,336,819

OTHER INCOME	10,540	768,910	8	779,458

OPERATING EXPENSES
General and administrative	(67,852)	(673,211)	(98,352)	(839,415)

FINANCE COSTS	(1,480)	(5,282)	-	(6,762)

(LOSS)/PROFIT BEFORE TAX	(74,341)	1,442,785	(98,344)	1,270,100

Tax expense	(1,839)	-	-	(1,839)

NET (LOSS)/PROFIT	$(76,180)	$1,442,785	$(98,344)	$1,268,261

	As of September 30, 2021 and December 31, 2020
	Total Assets		Total Liabilities
	2021	2020	2021	2020

BGLC & Bionexus	$1,871,430	$1,107,048	$807,903	$169,325
Chemrex	7,893,574	9,008,245	1,905,495	3,283,814
TOTAL	9,765,004	10,115,293	2,713,398	3,453,139

NOTE 14 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2021 up through November 9, 2021 of these consolidated financial statements.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 15 - CONCENTRATION OF RISKS

a) Major customers

For three months ended September 30, 2021 and 2020, the customers who accounted for 10% or more of the Company’s revenues and its accounts received balance at period-end are presented as follows:

	2021	2020	2021	2020	2021	2020
	Revenues		Percentage of revenue		Accounts receivable trade
Customer A	$591,851	$-	16.55%	-	$595,271	$-
	$591,851	$-	16.55%	-	$595,271	$-

For nine months ended September 30, 2021 and 2020, there is no customers accounted for 10% or more of the Company’s revenues nor with significant outstanding receivables

b) Major suppliers

For three months ended September 30, 2021 and 2020, the vendors who accounted for 10% or more of the Company’s cost of sales and its accounts payable balance at period-end are presented as follows:

	2021	2020	2021	2020	2021	2020
	Purchase		Percentage of purchases		Accounts payable trade
Vendor A	$418,622	$430,328	14.50%	16.75%	$272,996	$366,246
Vendor B	$363,270	$82,304	12.58%	3.20%	$436,285	$84,853
Vendor C	$354,267	$230,502	12.27%	8.97%	$349,574	$228,098
	$1,136,159	$743,134	39.35%	28.92%	$1,058,855	$679,197

For nine months ended September 30, 2021 and 2020, the vendors who accounted for 10% or more of the Company’s cost of sales and its accounts payable balance at period-end are presented as follows:

	2021	2020	2021	2020	2021	2020
	Purchase		Percentage of purchases		Accounts payable trade
Vendor A	$1,470,903	$1,213,333	17.55%	20.47%	$177,793	$611,792
Vendor B	$1,063,226	$888,748	12.69%	14.99%	$272,996	$366,246
Vendor C	$999,950	$616,834	11.93%	10.41%	$349,574	$228,098
Vendor D	$923,259	$795,984	11.02%	13.43%	$190,938	$387,913
	$4,457,338	$3,514,899	53.19%	59.30%	$991,301	$1,594,049

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

Recent Developments. As previously reported, we submitted to the Malaysian Ministry of Health (MOH) our Reverse Transcription Polymerase Chain Reaction (RT PCR) Covid-19 screening for approval, which occurred in June 2020. On April 30, 2021, BioNexus entered into an Agreement with MOH to outsource our Covid19 qPCR test for public hospitals and clinics within Malaysia. The use of our testing protocol began on May 6, 2021. We expect that our testing protocol would be continued to be used by the MOH’ public hospitals and clinics through August 2021, when the pandemic curve is expected to flatten. As of September 30, 2021, we completed roughly 13,635 tests at an average charge per test of $30.

Translation of amounts from MYR into US$1.00 has been made at the following exchange rates for the respective period and year:

	September 30, 2021	December 31, 2020

Period ended September 30, 2021 /Year-ended December 31, 2020 US$1: MYR exchange rate	4.1870	4.0170

	September 30, 2021	September 30, 2020

9 months average US$1: MYR exchange rate	4.1315	4.2386

Results of Operations

Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020.

The following table sets forth key selected financial data for the three months ended September 30, 2021 and 2020.

Consolidated

	Three months ended
	September 30,
	2021	2020
REVENUE	$3,575,966	$3,091,012

COST OF REVENUE	(2,887,867)	(2,568,790)

GROSS PROFIT	688,099	522,222

OTHER INCOME	46,848	9,089

OPERATING EXPENSES
General and administrative	(362,306)	(294,005)

PROFIT FROM OPERATIONS	372,641	237,306

FINANCE COSTS	(2,150)	(2,356)

PROFIT BEFORE TAX	370,491	234,950

Tax expense	(75,169)	(492)

NET PROFIT	$295,322	$234,458
Other comprehensive income:
Foreign currency (loss)/gain	(56,940)	248,070

COMPREHENSIVE INCOME	$238,382	$482,528

BioNexus-Malaysia and Chemrex

	BioNexus Malaysia	Chemrex	BioNexus Malaysia	Chemrex
	Three months ended September 30, 2021		Three months ended September 30, 2020
REVENUE	$1,038,594	$2,537,372	$23,471	$3,067,541

COST OF REVENUE	(750,289)	(2,137,578)	(15,253)	(2,553,537)

GROSS PROFIT	288,305	399,794	8,218	514,004

OTHER INCOME	1,488	45,360	2,895	6,192

OPERATING EXPENSES
General and administrative	(20,127)	(287,002)	(20,598)	(223,469)

FINANCE COSTS	(962)	(1,188)	(119)	(2,237)

PROFIT/(LOSS) BEFORE TAX	268,704	156,964	(9,604)	294,490

Tax expense	(37,414)	(37,755)	(492)	0

NET PROFIT/(LOSS)	$231,290	$119,209	$(10,096)	$294,490

Revenue. For the quarterly period ended September 30, 2021, we had total revenue of $3,575,966 as compared to total revenue of $3,091,012 for the same period in 2020, an increase of approximately 15.70% from the prior period.

Chemrex contributed $2,537,372 (71%) of the total revenue for the current quarterly period as compared to $3,067,541 (99.2%) of the total revenue for the same quarter last year. Chemrex’s revenues had decreased to $530,169 from prior quarter of $3,067,541, a decrease of 17.3%. The revenue decrease in 2021 was due to some customers stopped business operation in July & August due to 2nd Covid-19 Movement Control Order (MCO) in Malaysia.

BioNexus-Malaysia contributed $1,038,594 (29%) of the total revenue for the current quarter as compared to revenue of $23,471 (0.8%) of the total revenue from the same quarter last year. BioNexus’s revenue had increase to $1,015,123 for the current period is due to the outsource of Covid19 PCR test from Ministry of Health (MOH) which began on May 2021 for contract value of $549,133 had completed in mid of July 2021 and an additional contract on July 23, 2021 for contract value of $859,804 had completed 99.4% as of Sep 30, 2021

Cost of Revenue. For the quarterly period ended September 30, 2021, we incurred $2,887,867 in cost of revenues, as compared to $2,568,790 for the same quarter in 2020, an increase of approximately 12.4%. Due to the reasons stated above.

Chemrex had incurred $2,137,578 (74%) of the total cost of revenue during the current quarter as compared to the same period last year wherein Chemrex had incurred $2,553,537 (99.4% of the total) in cost of revenue. The decreased of 16.3% in Chemrex’s cost of revenues for the current period was due to its decreased revenues for the current period and reasons as stated above.

BioNexus had incurred $750,289 (26%) of the total cost of revenues during the current quarter as compared to $15,253 (0.6%) for the same period in 2020. The increase of 4,819% in cost of revenue for the current period reflects the costs associated with the outsource of our Covid19 PCR test to the MOH which began in May 2021.

Gross Profit. For the quarterly period ended September 30, 2021, we had total gross profit of $688,099 as compared to gross profit of $522,222 for the same period in 2020, an increase of approximately 31.8% from the prior period.

Chemrex contributed $399,794 (58.1%) of the total gross profit for the current quarterly period as compared to $514,004 (98.4%) of the total gross profit for the same quarter last year. The gross profit decreased of 22.2% for Chemrex in current quarter was due to its decreased revenues for the current period and reasons as stated above.

BioNexus-Malaysia contributed $288,305 (41.9%) of the total gross profit of $688,099 for the current quarter as compared to $8,218 (1.6%) of the total gross profit from the same quarter last year. The increase of 3,408% for the current period is due to the MOH’s approval and sale of our Covid19 qPCR test which was outsourced to its public hospitals and clinics beginning May 2021. However, during the current three-month period, we had no revenues from our RNA testing.

Other Income. For the quarterly period ended September 30, 2021, we had of $46,848 as compared to of $9,089 for the same quarter in 2020, an increase of approximately 415%. Chemrex contributed $45,360 (96.8%) of other income for the current quarterly period as compared to $6,192 (68.1%) of the other income for the same quarter last year. Chemrex’s other income increased 633% due to an addition to gains on fair value of investment $17,641 and bank interest $2,019 and unrealized forex gain $6,420 for this current quarterly.

Operating Expenses. For the quarterly period ended September 30, 2021, we had total operating expense of $362,306 as compared to total operating expenses of $294,004 for the same quarter in 2020, an increase of approximately 23.20%. Operating expenses consists of general and administrative expenses which includes depreciation of fixed assets, employee compensation and benefits, professional fees and marketing and travel expenses.

Chemrex had incurred $287,002 (79.22%) of the total operating expenses of $362,306 for the current quarter as compared to $223,469 (76.01%) of the total operating expenses for the same quarter last year. The slight increase of 28% for the current period in operating expenses was due to increased logistics, port charges and travel associated with the increased revenue for the period.

BioNexus-Malaysia had incurred $20,127 (5.55%) of the total operating expenses for the current quarter as compared to $20,598 (7%) of the total operating expenses for the same quarter last year. The slight decrease of 2.3% in operating costs of the current quarter was due to less traveling expenses

BGLC had incurred $55,177 (15.23%) of total operating expenses for the current quarter as compared to $49,939 (17%) of the total operating expenses for the same quarter last year. The increase of 10.5% in operating costs of the current quarter was due to increase of professional fees and processing fees for investment underwrite

Profit/Loss from Operations. We had a profit from operations of $372,641 quarterly period ended September 30, 2021 as compared to $237,306 for the same period in 2020, an increase of approximately 57% for the reasons discussed above.

Income tax expense. For the three-month period ended September 30, 2021, we had $75,169 income tax which is an estimated expense ($37,755 for Chemrex and $37,414 for Bionexus) as compared to Bionexus estimated income tax expenses of $492 for the same quarter last year ($0 for Chemrex and $492 for Bio-Nexus).

Foreign currency exchange gain/(loss). We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the US Dollar. Therefore, any change in the relevant exchange rate would require us to recognize a transaction gain or loss on revaluation. For the three-month period ended September 30, 2021, we experienced a foreign currency loss of $56,940 as compared with a foreign currency gain of $248,070 for the same period in 2020.

Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020.

The following table sets forth key selected financial data for the nine months ended September 30, 2021 and 2020.

Consolidated

	Nine months ended
	September 30,
	2021	2020
REVENUE	$10,117,296	$7,264,554

COST OF REVENUE	(8,379,025)	(5,927,735)

GROSS PROFIT	1,738,271	1,336,819

OTHER INCOME	159,764	779,458

OPERATING EXPENSES
General and administrative	(1,043,271)	(839,415)

PROFIT FROM OPERATIONS	854,764	1,276,862

FINANCE COSTS	(8,987)	(6,762)

PROFIT BEFORE TAX	845,777	1,270,100

Tax expense	(183,449)	(1,839)

NET PROFIT	$662,328	$1,268,261

Other comprehensive income:
Foreign currency loss	(272,876)	(3,068)

COMPREHENSIVE INCOME	$389,452	$1,265,193

BioNexus-Malaysia and Chemrex

	BioNexus Malaysia	Chemrex	BioNexus Malaysia	Chemrex
	Nine months ended September 30, 2021		Nine months ended September 30, 2020
REVENUE	$1,504,064	$8,613,232	$30,012	$7,234,542

COST OF REVENUE	(1,108,817)	(7,270,208)	(45,561)	(5,882,174)

GROSS PROFIT	395,247	1,343,024	(15,549)	1,352,368

OTHER INCOME/(LOSS)	5,335	154,429	10,540	768,910

OPERATING EXPENSES
General and administrative	(64,255)	(843,620)	(67,852)	(673,211)

FINANCE COSTS	(3,265)	(5,722)	(1,480)	(5,282)

PROFIT/(LOSS) BEFORE TAX	333,062	648,111	(74,341)	1,442,785

Tax expense	(38,068)	(145,381)	(1,839)	0

NET PROFIT/(LOSS)	$294,994	$502,730	$(76,180)	$1,442,785

Revenue. For the nine-month period ended September 30, 2021, we had total revenues of $10,117,296 as compared to total revenue of $7,264,544 for the quarterly period ended September 30, 2020, an increase of approximately 39.3% from the prior period.

For the current quarterly period, Chemrex contributed $8,613,232 (85.10%) of total revenues compared to its contribution of $7,234,542 (99.6%) of total revenues for the same period last year, an increase of 19%. The increase was due to Covid impact on revenues from the prior year’s nine-month period. Covid did not significantly impact Chemrex’s operations and revenues of during the current nine-month period.

the material selling prices have been increased since January, 2021.

BioNexus had a revenue of $1,504,064 (14.9%) for the current nine-month period compared to revenues of $30,012 (0.4%) from the same quarterly period last year, an increase of 4,911%. BioNexus revenues for the current quarter resulted from the outsource of Covid19 PCR test to MOH which began on May 2021 for contract value of $549,133 had completed in mid of July 2021 and an additional contract on July 23, 2021 for contract value of $859,804 had completed 99.4% as of Sep30,2021

Cost of revenues. For the nine-month period ended September 30, 2021, we incurred $8,379,025 in the cost of revenues, as compared to $5,927,735 for the same period 2020, an increase of approximately 41.4% due to reasons as stated above.

Chemrex had incurred $7,270,208 (86.8%) of the total cost of revenue of $8,379,025 for the current nine-month period as compared to the same period last year wherein Chemrex had incurred $5,882,174 (99.2%) of the total cost of revenue of $5,927,735. The increase of 23.6% in Chemrex’s cost of revenues for the current period was due to its increased revenues for the current period and reasons as stated above.

BioNexus had incurred $1,108,817 (13.2%) on cost of revenues for the current nine-month period as compared to $45,561 (0.8%) for the same period last year. The increase of 2,334% in cost of revenue for the current period reflects the costs associated with the outsource of our Covid19 PCR test to the MOH which began in May 2021.

Other Income. For the nine-month period ended September 30, 2021, we had other income of $159,764 as compared to $779,458 for the same period in 2020. A reduction of 79.5% from the prior quarterly period is due principally to a net income of $707,618 from disposal of a property which occurred during the nine month period last year. We did not have a similar gain during the current nine month period.

Operating Expenses. For the nine-month period ended September 30, 2021, we had an operating expense of $1,043,271 as compared to operating expenses of $839,415 for the same period ended September 30, 2020, an increase of approximately 24.3%. Operating expenses consists of general and administrative expenses which includes depreciation of fixed assets, employee compensation and benefits, professional fees and marketing and travel expenses. The increase for the current quarterly period due to annual fee of OTCQB and additional four part time laboratory technician to assist in the outsourced Covid-19 samples from MOH.

Chemrex had incurred $843,620 (80.9%) of the total operating expenses of $1,043,271 during the current nine-month period in 2021 as compared to $673,211 for the same period last year. The increase of 25.31% in Chemrex operating expenses for the current period due to was due to increase logistics, port charges and travel associated with the increased revenue for the period. In addition, Chemrex incurred a loss of $57,249 from fair value investments and a loss of $138,406 from unrealized and realized forex transactions during the current period.

BioNexus Malaysia had incurred $64,255 (6.2%) on operating expenses during for the current nine-month period in 2021 as compared to $67,852 (8.1%) for the same period last year. The higher operating expenses for the last period was due to the $9,890 write-off of an investment in Genenews Diagnostics Sdn. Bhd,

BGLC had incurred $135,396 (13%) on operating expenses during for the current nine-month period in 2021 as compared to $98,352 (11.7%) for the same period last year. The increase of 37.66% in BGLC operating expenses for the current period due to increase of professional fee such as audit fees.

Profit from Operations. We had a profit from operations of $845,777 during the nine-month period ended September 30, 2021 compared to $1,276,862 for the same period in 2020, a reduction of 33.4% for the reasons discussed above. In addition, during 2020 period, we had one-time property disposal gain of $742,487.

Income tax expense. For the quarterly period ended September 30, 2021, we had $183,449 for the period as compared with $1,839 for the nine-month period ended September 30, 2020. The provision is for the estimated tax on net income.

Foreign currency exchange gain/(loss). We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the US Dollar. Therefore, any change in the relevant exchange rate will require us to recognize a transaction gain or loss on revaluation. For the nine-month period ended September 30, 2021, we experienced a foreign currency loss of $272,876 compared with a foreign currency loss of $3,068 for the nine-month period ended September 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2021, we had working capital of $4,737,425 compared with working capital of $4,611,896 as of December 31, 2020. The increase in working capital as of September 30, 2021 from December 31, 2020 was due principally to the increase in cash used in our operations.

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

The following is a summary of the Company’s cash flows provided by (used in) / generated from operating, investing, and financing activities for the nine months ended September 30, 2021 and 2020:

	Nine months ended
	September 30,
	2021	2020
Net Cash Used in Operating Activities	$(473,846)	$(379,802)
Net cash (used in) /generated from investing activities	(414,285)	1,736,495
Net cash used in generated from financing activities	(23,263)	(7,203)
Foreign currency translation adjustment	(175,902)	(18,494)
Net Change in Cash and Cash Equivalents	$(1,087,296)	$1,330,996

Operating Activities

During the nine months ended September 30, 2021, the Company incurred a net profit of $662,328 which, after adjusting for amortization, depreciation, dividend income, fair value on investment, an increase in inventories, trade receivables and deposits, a substantial reduction in trade payables, operating lease liabilities, resulted in net cash of $473,846 being used in operating activities during the period. By comparison, during the nine months ended September 30, 2020, the Company had a net profit of $1,268,261 which, after adjusting for amortization, depreciation, dividend income, gain on disposal of property, plant and equipment $701,447, a decrease in inventories, a reduce in receivables and deposits, a substantial reduction in trade payables, operating lease liabilities, resulted in net cash of $379,802 being used in operating activities during the period.

Investing Activities

During the nine months ended September 30, 2021, the Company had net cash of $414,285 used in investment activities. During the nine months ended September 30, 2020, the Company had net cash from acquisition of business under common control and disposed of property, plant and equipment of $1,467,865, resulting in net cash generated from investment activities of $1,736,495

Financing Activities

During the nine months ended September 30, 2021, Company continued the repayment of a finance lease resulting in net cash used in financing activities of $23,263. By comparison, during the nine months ended September 30, 2020, we had financing activities of $7,203 due to 6 months moratorium on leasing and loan instalments as initiated by the Malaysian Prime Minister in order to lessen the hardship faced by individual borrowers and Small and Medium Enterprises to enjoy an automatic monthly loan instalments moratorium for nine months, starting from April 1, 2020 till September 30, 2020

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of September 30, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2021, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

__________

+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*	Filed herewith.

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

November 9, 2021

