Form 10-K
period 2021-12-31
BioNexus Gene Lab Corp
filed 2022-04-06
CIK 1737523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

or

☐       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-229399

BIONEXUS GENE LAB CORP
(Exact name of registrant as specified in its charter)

Wyoming	35-2604830
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Unit 02, Level 10, Tower B, Avenue 3,The Vertical Business Suite II,Bangsar South No. 8 Jalan Kerinchi Kuala Lumpur, Malaysia	59200
(Address of Principal Executive Offices)	(Zip Code)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. At June 30, 2021, the aggregate market value of shares held by non-affiliates of the registrant was $41,737,068.

As of March 30, 2022 there were 171,218,152 shares of common stock, no par value, outstanding.

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

Item 1. Business.

BUSINESS DESCRIPTION

Company Overview

BioNexus Gene Lab Corp., a Wyoming corporation, was incorporated on May 12, 2017.

On August 23, 2017, we acquired all of the outstanding capital stock of Bionexus Gene Lab Sdn. Bhd., a Malaysian corporation (“BGL” or “BioNexus Malaysia”). BioNexus Malaysia was incorporated in Malaysia on April 7, 2015.

On December 31, 2020, we acquired all of the outstanding capital stock of Chemrex Corporation Sdn. Bhd. (“CCSB” or “Chemrex”). Chemrex was incorporated in Malaysia on September 29, 2004.

Our corporate structure is depicted below:

The corporate structure as at December 31, 2021 is depicted below:

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

On August 23, 2017, BioNexus Gene Lab Corp., a Wyoming company, acquired all of the capital stock of Bionexus Gene Lab Sdn. Bhd., a Malaysian company (“BioNexus Malaysia”), from its then existing shareholders. In connection with the transaction, the following shareholders of BioNexus Malaysia received the corresponding number of shares of our common stock; Soo Kow Lai, our Chairman, received 10,000,000 shares; Chi Yuen Leong, our President received 10,000,000 shares; Mr. Chan Chong Wong, our Chief Executive Officer received 10,000,000 shares; and late Dr. Choong Chin Liew, our Scientific Adviser received 20,000,000 shares. In exchange, we received certain software, equipment, know-how, related inventory and technology relating to blood based genomic analysis and screening developed by Dr. Liew which had enabled us to conduct our current operations. The technology and related assets were previously acquired by the BioNexus Malaysia from Dr. Liew in June 2017 in exchange for Dr. Liew receiving 40% of the equity of BioNexus Malaysia and the obligation to pay Dr. Liew the sum of approximately $354,930. The Company paid Dr. Liew the sum of $83,664 on January 23, 2018 and on February 15, 2018, Dr. Liew agreed to waive the remaining balance due to him by the Company which amounted to $271,266.

Development of the Blood Analysis Process.

Our company’s major shareholder, Dr. Liew, developed and tested a novel approach in blood based genomic analysis and screening by identifying biomarkers in RNA as opposed to deoxyribonucleic acid (or DNA) analysis. Through his extensive research and clinical trials, he had determined that communication occurs between cells in blood and tissue as blood circulates throughout the body and subtle changes occur in cells over time due to injury or disease. These cell-cell interactions induce changes in blood gene expression. Profiling these changes enables the Company to identify unique molecular signatures reflecting disease activity which can then be used to develop disease-specific molecular diagnostic assays. The Company uses disease-specific blood-based biomarkers as the basis for molecular diagnostics tests and to enable personalized health management through the development of systems biology tools and algorithms.

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

The distinctions between the characteristics of RNA and DNA are illustrated in the below table.

• Static	• Dynamic

• Measures lifetime risk	• Measure current risk

• Repeated test does not provide different result	• Repeated test provides different result

• DNA does not change with external factors	• Lifestyle and external factors affect RNA expression

The Collection and Analysis Process.

Our process involves a simple blood draw. A nurse or technician of the health care provider draws 2.5 ml of blood from the patient using a Paxgene blood tube. The blood and a completed company form are couriered to our lab located at 353, Chemical Science Centre, USM, George Town. All blood samples are labelled with name and personal identity number and laboratory reference number on the tube where the blood sample is maintained for safekeeping.

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

Business Development.

As mentioned above, the screening provides a risk analysis of 11 diseases, of which eight are different forms of cancer. In Malaysia, the cost for the analysis is not covered by health insurance. Thus, patients are required to pay for the costs of the services, which under our current pricing of $975 for the 11-disease panel for an individual plan. We do have different pricing for groups, like companies and associations.

As of December 31, 2021, we have 10 swab and blood sample collection centers, 8 in Klang Valley (which is comprised of our capital city Kuala Lumpur, together with towns on the northern and southern fringes of the capital city) recommending our blood based genomic screening protocol to their patients. Of these centers, Lifecare Medical Centre, Iheal Medical Centre, National Heart Centre, 1-Utama Clinic, Clinic Q, LYC Healthcare, Gene Therapy Centre, Nexus Reality Lab in Klang Valley, Sandakan hospital and Tawau Hospital and account for approximately 90% of our patient population from Jan 2020 through December 31, 2021. We believe that there are over 500 clinics and hospitals located in the Kuala Valley metropolitan area.

Our goal is to have a large percentage of health care providers in the Klang Valley refer patients to us for our screening protocol. Once we have established our brand and reputation in Klang Valley, we intend to expend to other large cities in Malaysia, followed by an expansion to large metropolitan areas other countries in Asia Pacific, such as Indonesia, Taiwan and Singapore. However, we do not foresee expansion beyond Malaysia until fiscal year 2022 and beyond.

Our existing equipment and personnel are sufficient to handle up to 94 patients a day. If our daily patient count increases above 200 patients, we will be required to hire another laboratory technician and purchase and install an additional semi-automatic Affymetrix station equipment estimate to be $200,000.

For health care providers, we pay a referral fee of between 20% to 25%. Typically, the patient, while in the offices of the health care provider, completes a form which identifies the name, address and other contact information of the patient.

During the 3rd fiscal quarter of 2020, we began testing for COVID 19 using our RNA platform apply qPCR process. During this period, the Ministry of Health began providing us with COVID samples taken at hospitals for testing using our laboratory. To date, we had screened more than 5,000 samples reported less than 100 positive covid-19 cases to the Health Ministry In addition, during 3rd quarter of 2020, we began promoting this q-PCR test through the Malaysian General & Life Insurance Association, various banks, airports and small and medium enterprises (SME) in Malaysia. The response from these markets have slow in developing. Our Covid screening generates substantially lower per ticket charges at $55 per test compared with $975 per customer for our RNA screening. They also generate lower margins than our RNA screenings.

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

• Increase focus on corporate clients.

To date, we have entered into arrangements with two corporate clients for screening on their employees. We intend to solicit more corporate clients in the Klang Valley and major cities in Malaysia. We commenced these efforts last year and is continued in 2022. These efforts will be undertaken by the officers and the Marketing Companies.

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

Employees

As of the date of this this filing, BioNexus Malaysia has eight full-time employee and five directors/officers who work part-time. Management does not plan to hire additional employees at this time. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees.

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

Chemrex

Chemrex is a wholesaler of industrial chemicals for the manufacture of industrial, medical, appliance, aero, automotive, mechanical and electronic industries in South East Asia region. These countries include Malaysia, Indonesia, Vietnam and numerous other countries. These superior graded industrial chemicals come with JIS, ANSI / IPC and ISO 9002 certification since 2004.

Chemrex’s corporate office and distribution and storage center is located at 4 Jalan CJ 1/6 Kawasan Perusahaan Cheras Jaya, Selangor, Malaysia. Its phone number is (+60) 1922-23815 and web-site is www.chemrex.com.my.

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

- Lightweight with high strength.

- Good electrical insulator with no electro-magnetic behavior and no electric spark.

- Rust free and resistant to acid, alkali, organic dissolvents and other gas and liquid mixtures.

- Anti-aging with more than 20 years of useful life under normal working condition.

- Ease of maintenance.

The following table reflects Chemrex’s five top selling products for fiscal 2021, indicated by revenues, finished goods use and percentage of total revenues of $11,846,894:

Raw Materials	Finished Goods	Revenue	% of total Revenue
1. Chopped Strand Mat 450gm	Chemical tanks	$1,600,000	13.51
2. Laminating Resin 268	Public transport bodies, water resistant items	$1,200,000	10.13
3. High Viscosity polyester Resin 9509	Clean room, ICU flooring & wall and marine boat	$820,000	6.92
4. Centrifugal Resin 8452A	pipes for oil & gas industry, sewerage	$650,000	5.49
5. Casting Resin 2720	hospital and laboratory counter coating	$610,000	5.15

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

We also assist customers on their new product development or projects with suitable and compatible raw materials. We jointly explore with customers all technical and aesthetic requirements of the new products or projects. In view of our years of successful dealings with local and international raw materials manufacturers, we often collaborate with their research teams to meet the new product needs of our customers.

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

Employees

As of the date of this this filing, Chemrex has 19 full-time employees, including 12 Directors/Executives and 7 Warehouse Staff for the Company. Chemrex believes its relationship with employees to be excellent.

In total, Chemrex and Bionexus Malaysia have 27 full-time employees, including 4 Chemrex’ Directors, 13 Technical and Administrative Executives and 10 warehouse staff. On the holding level, BGLC has 5 Directors/Officers on part-time basis

Item 1A. Risk Factors

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

Risk Factors Relating to Our Business

BIONEXUS MALAYSIA HAS A LIMITED OPERATING HISTORY AND LIMITED BUSINESS GROWTH. BioNexus Malaysia has been operational since April 2017; therefore, it has had limited operations which makes it difficult to evaluate its business and our prospects. In addition, to date, they have not experienced substantial growth in our business. The likelihood of its success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small operating company trying to expand its business enterprise and the highly competitive environment in which we will operate. Consequently, there can be no assurance that the business of BioNexus Malaysia will grow in the future. Moreover, because of its limited operating history, it is difficult to extrapolate any meaningful projections about its future.

THE EFFICACY OF BIONEXUS MALAYSIA BLOOD SCREENING PROCESS HAS NOT SUPPORTED BY ANY INDEPENDENT STUDIES OR TESTS. BioNexus Malaysia blood screening process, which was commercially launched in July 2017, has been developed by late Dr. Choong Chin Liew, our largest shareholder. Dr. Liew has spent many years developing and testing various aspects of his current protocols and has published numerous articles concerning his blood screening protocols. Nonetheless, these protocols and procedures have not been the subject of a wide scale independent study or studies proving the efficacy of our testing protocols.

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

WE WILL NEED ADDITIONAL FINANCING IN ORDER TO GROW OUR BUSINESS. We do not have significant assets with which to expand our business. We intend to expand our business through increased marketing efforts in Malaysia and elsewhere for both of our business line, the blood based genomic screening process and chemical distribution business. These additional expenditures are intended to be funded from cash on hand and, if necessary, third-party sources, including the incurring of debt and/or the sale of additional equity securities. In addition to requiring additional financing to fund expansion, the Company may require additional financing to fund working capital and operating losses in the future should the need arise. The incurrence of debt creates additional financial leverage and therefore an increase in the financial risk of the Company’s operations. The sale of additional equity securities will be dilutive to the interests of current equity holders. In addition, there can be no assurance that such additional financing, whether debt or equity, will be available to the Company or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on appropriate terms could have a materially adverse impact on the business, financial condition and operating results of the Company.

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

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY ADEQUATELY. Our proprietary software is an essential asset of our business. To establish and protect our intellectual property rights, we rely primarily upon a trade secret, and to a lesser extent, contractual provisions with current and future employees. Further, our software is not patent protected nor is it copyrighted. Resultantly, our efforts to protect our intellectual property may not be sufficient or effective. If these measures do not protect our intellectual property rights, third parties could use the Company’s technology, and its ability to compete in the market would be reduced significantly.

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

INDEPENDENT AUDIT COMMITTEE. Although the common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by NASDAQ. Currently, BGLC has three independent directors and they served as audit committee members. They are considered to be “independent” in accordance with the requirements set forth in NASDAQ Listing Rule 5605(a)(2). An independent audit committee plays a crucial role in the corporate governance process, assessing our Company’s processes relating to our risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes.

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

•

Any systems failure or security breach or lapse those results in the release of user data could harm our reputation and brand and, consequently, our business, in addition to exposing us to potential legal liability.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate offices and the offices of BioNexus Malaysia are located at Unit 02, Level 10, Tower B, Avenue 3, The Vertical Business Suite II, Bangsar South, No. 8 Jalan Kerinchi, Kuala Lumpur, Malaysia. The lease commenced in December 15, 2020 and terminates in December 15, 2023. The space consists of 1,300 square feet with an annual rent of approximately $13,200 USD.

Our laboratory is located at Lab 353, University Science Malaysia, George Town, Penang, Malaysia. The lease commenced on May 2017 and terminates on April 2023. The space consists of 1,500 square feet with an annual rent of approximately $8,400 USD.

We also have a blood collection center located on 1st floor, Lifecare Medical Centre, Kuala Lumpur, Malaysia. As mentioned above, Lifecare Medical Centre refers their patients to us and as a result, they have allowed to maintain a blood collection center on their premises on a rent-free basis.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On March 11, 2020, FINRA authorized the trading of our common stock under the symbol “BGLC”, however, we began trading on the OTC-QB markets in September 2020. The table below sets forth, for the fiscal quarters indicated, the high and low bid prices per share of our common stock as reflected on the OTC-QB markets. The quotations represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

The bid prices set forth below reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	High	Low
Fiscal Year Ended December 31, 2021
First Quarter	$2.69	$0.70
Second Quarter	$2.10	$1.00
Third Quarter	$1.86	$1.00
Fourth quarter	$2.25	$1.00
Fiscal Year Ended December 31, 2020
Third Quarter	$2.50	$0.36
Fourth Quarter	$3.45	$1.06

The OTC-QB is a quotation system and not a national securities exchange, and many companies have experienced limited liquidity when traded through this quotation system. Any trading has been sporadic and there has been no meaningful trading volume.

Capital Stock:

Our authorized capital stock consists of 300,000,000 shares of common stock, no par value per share, and 30,000,000 shares of preferred stock, no par value per share. As of March 30, 2022, there are 171,218,152 shares of our common stock issued and outstanding that was held by 319 stockholders of record and no shares of preferred stock issued and outstanding. The shares of preferred stock are “blank check’ meaning the Company’s Board of Directors can issue shares of preferred stock in such series with such rights, privileges and preferences as determined from time to time by the Board of Directors without shareholder approval.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General.

Our Company was incorporated on April 5, 2017 and operations of our Malaysian company began operations in July 2017. Consequently, the following discussion and analysis of the results of operations and financial condition of the Company is for fiscal years ended December 31, 2021 and December 31, 2020, respectively. This information should be read in conjunction with the notes to the financial statements that are included elsewhere herein. The consolidated financial statements presented herein (and to which this discussion relates) reflect the results of operations of the Company and its Malaysian subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

COMPANY OVERVIEW

Our financial statements are prepared in US Dollars and in accordance with accounting principles generally accepted in the United States. See information immediately below for information concerning the exchange rates at the Malaysian translated into US Dollars (“USD”) at various pertinent dates and for pertinent periods.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the year ended December 31,
	2021	2020
Year-end MYR : US$1 exchange rate	4.1650	4.0170
Yearly average MYR : US$1 exchange rate	4.1456	4.2010

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

The corporate structure as at December 31, 2021 is depicted below:

BioNexus Gene Lab Corp. a Wyoming company

100% owned		100% owned
Bionexus Gene Lab Sdn. Bhd., a Malaysian company		Chemrex Corporation Sdn. Bhd., a Malaysian Company

Recent Events.

Collaboration with Malaysia’s National Heart Institute

On August 1, 2020, our wholly owned Malaysian subsidiary, Bionexus Gene Lab Sdn Bhd (“BioNexus Malaysia”), entered into an Agreement for The Development Blood-Based Genomic Signatures in Acute Myocardial Infarction Risk Prediction Research Proposal with National Heart Centre (“NHI”) and Dato Dr. Amin Ariff Bin Nuruddin (“Principal Investigator”) (“Development Agreement”).

The NHI is a Malaysian private limited company operating the business of Institut Jantung Negara, Malaysia’s National Heart Institute. NHI is the national referral center for acute myocardial infraction diseases (“AMI”) which provide diagnostic, medical and surgical services. NHI is under the direction of the Malaysian Ministry of Health. The Principal Investigator is an employee of the Institution and he is an experienced head of cardiologist and an interventionist of NHI.

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

Among other terms and conditions, the research project has been extended beyond on March 31, 2022 and BioNexus Malaysia is required to pay the approximately $1,100 per month in fees to NHI for the usage of its freezer and allowance for nurses and doctors who are required to explain to each participating patient about the research, his consent and patient consultation on the blood- based gene expression report for each patient.

During 2021, we have spent substantial time and effort on planning and preparing documentation for the Institute’s Ethics Committee review and approval such as establishing the objectives and benefits of the research and process protocols and other procedural items. Following the successful conclusion of the study by 3rd quarter of 2022, we are hopeful that NHI will take the lead to incorporate our RNA screening into their regular screening processes for patients. Industry information from the Institute indicates that Malaysians are developing heart disease at a younger age compared with their peers in other countries.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020 (Audited).

The following table sets forth key components of the results of operations for fiscal year ended December 31, 2021 and 2020, respectively. As stated herein, on December 31, 2021, the Company consummated its acquisition of Chemrex Corporation Sdn. Bhd. (“Chemrex”), pursuant to a Share Exchange Agreement by and among the Company and Chemrex and the Chemrex shareholders. Accordingly, the audited financial information for the period ended December 31, 2021 includes the accounts of Chemrex and BioNexus Malaysia and the (audited) financial information for the period ended December 31, 2020 only includes the accounts of BioNexus Malaysia.

The discussion following the table addresses these results.

Consolidated	Year ended
	December 31 (Audited)
	2021	2020

REVENUE	$13,362,567	$11,390,440

COST OF REVENUE	(11,168,747)	(9,670,617)

GROSS PROFIT	2,193,820	1,719,823

OTHER INCOME	66,491	886,942

OPERATING EXPENSES
General and administrative	(1,204,484)	(1,332,943)

PROFIT FROM OPERATIONS	1,055,827	1,273,822

FINANCE COSTS	(12,973)	(11,313)

PROFIT BEFORE TAX	1,042,854	1,262,509

Tax expense:
Deferred tax	(26,736)	1,238
Income tax	(264,547)	(169,649)
Total tax expenses	(291,283)	(168,411)

NET PROFIT	$751,571	$1,094,098

Other comprehensive income:
Foreign currency translation (loss)/gain	(233,946)	150,787

COMPREHENSIVE INCOME	$517,625	$1,244,885

Revenues. For the annual period ended December 31, 2021, we had revenues of $13,362,567 as compared to revenues of $11,390,440 for the annual period ended December 31, 2020, an increase of approximately 17.3% from the prior period due to qPCR screening on Covid-19 50,000 samples outsourced by public hospitals and clinics

Cost of revenues. For the annual period ended December 31, 2021 we had cost of revenues of $11,168,747 as compared to cost of revenues of $9,670,617 for the annual period ended December 31, 2020, an increase of approximately 15.5% from the prior period due to increase cost from qPCR kits and reagents purchases.

Other Income. For the annual period ended December 31, 2021, we had other income of $66,491 as compared to other income of $886,942 for the annual period ended December 31, 2020, a decrease of 92.5% for current year. The decrease in other income for the current annual period is due last year primarily Chemrex’s disposal of property which resulted in income of $706,953.

Operating Expenses. For the annual period ended December 31, 2021, we had operating expenses of $1,204,484, as compared to operating expenses of $1,332,943 for the annual period ended December 31, 2020, a decrease of 9.6% for the current year. Operating expenses include depreciation of fixed assets, equipment maintenance expenses, transportation, employee compensation and benefits, professional fees and marketing and travel expenses.

Profit/(loss) from operations. We had a profit from operations of $1,055,827 for the annual period ended December 31, 2021 compared to a profit from operations of $1,273,822 for the annual period ended December 31, 2020, a decrease of 17.1% for the reasons discussed above.

Tax expense. For the year ended December 31, 2021, we had a total tax expense of $291,283 from deferred tax of $26,736 and income tax provision of $264,547. Last year ended December 31, 2020 the total tax expenses were $168,411 from an adjustment for over provision of deferred tax liabilities in prior year for credit amount of $1,238 and income tax provision of $169,649.

Foreign currency translation (loss)/gain. We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the US Dollar. Therefore, any change in the relevant exchange rate will require us to recognize a transaction gain or loss on revaluation. For the annual period ended December 31, 2021, we had foreign currency translation loss of $233,946 compared with foreign currency translation gain $150,787 for the prior annual period.

BioNexus-Malaysia and Chemrex

	BioNexus Malaysia	Chemrex	BioNexus Malaysia	Chemrex
	Year ended December 31, 2021		Year ended December 31, 2020
REVENUE	$1,515,673	$11,846,894	$134,095	$11,256,345

COST OF REVENUE	(1,126,059)	(10,042,688)	(113,042)	(9,557,576)

GROSS PROFIT	389,614	1,804,206	21,053	1,698,769

OTHER INCOME	7,467	59,024	13,148	873,793

OPERATING EXPENSES
General and administrative	(86,973)	(989,617)	(88,789)	(1,107,002)

FINANCE COSTS	(4,158)	(8,815)	(2,482)	(8,831)

PROFIT/(LOSS) BEFORE TAX	305,950	864,798	(57,070)	1,456,729

Tax expense :
Deferred tax	(11,997)	(14,739)	-	1,238
Income tax	(30,482)	(234,065)	(881)	(168,768)
Total tax expense	(42,479)	(248,804)	(881)	(167,530)

NET PROFIT/(LOSS)	$263,471	$615,994	$(57,951)	$1,289,199

Revenue. For the annual period ended December 31, 2021, Chemrex contributed $11,846,894 (88.66%) of total combined revenue of $13,362,567 compared to its contribution of $11,256,345 (98.82%) of total combined revenue of $11,390,440 for the same period last year, an increase of 17.31% on the total combined revenues from both subsidiaries. The increase was due the material selling prices have been increased by Chemrex and the government outsourcing Covid’ qPCR screening to Bionexus Malaysia in 2021.

BioNexus had a revenue of $1,515,673 (11.34%) for the current year compared to revenues of $134,095 (1.18%) from the last year, an increase of 1,030.30%. BioNexus revenues for the current year resulted from the outsource of Covid19 PCR test from Health Ministry which began on May 2021 for contract value of $549,133 which had been completed in July 2021 and an additional contract in July, 2021 for contract value of $859,804 which had been completed as of Dec 31, 2021

Cost of revenues. For the annual period ended December 31, 2021, Chemrex had incurred $10,042,688 (89.92%) of the total combined cost of revenue of $11,168,747 as compared to the same period last year wherein Chemrex had incurred $9,557,576 (98.83%) of the total combined cost of revenue of $9,670,617. The increase of 5.08% in Chemrex’s cost of revenues for the current year was due to its increased revenues for the current period and reasons as stated above.

BioNexus had incurred $1,126,059 (10.08%) on cost of revenues for the current year as compared to cost of revenues of $113,042 (1.17%) for the same period last year. The increase of 896% in cost of revenue for the current period reflects the costs associated with the outsource of Covid19 PCR test from the Health Ministry which began in May 2021 till December 2021.

Other Income. For the annual period ended December 31, 2021, Chemrex contributed $59,024 (88.77%) of total other combined income of $66,491 as compared to the last year period $873,793 (98.52%). A reduction of 93.25% from the prior year is due principally the net income of $707,618 from disposal of a property which occurred during financial year 2020. We did not have a similar gain during the current year.

BioNexus had other income of $7,467 (11.23%) for current year as compared $13,148 (1.48%) for the last year, a decrease of 43.21% for current year due to reduced bank interest rate.

Operating Expenses. For the annual period ended December 31, 2021, Chemrex had incurred $989,617 (91.92%) of the total combined operating expenses of $1,076,590 for the current annual period in 2021 as compared to the operating expenses of $1,107,002 (92.57%) for the same period last year. The decrease of 10.60% in Chemrex operating expenses for the current period due to major expenses reduced were the commission payout to property agent and website development fee which had been completed

BioNexus Malaysia had incurred $86,973 (8.08%) on operating expenses during for the current annual period in 2021 as compared to the operating expenses of $88,789 (7.43%) for the same period last year, a decrease of 2.05% for current year. Due to a $9,890 write-off on an investment in Genenews Diagnostics Sdn. Bhd,

Profit from Operations. Chemrex had a profit from operations of $864,798 (73.87%) during the current annual period in 2021 compared to a profit from operations of $1,456,729 while Bionexus Malaysia incurred a loss of $57,070 for the same period in 2020, for the reasons discussed above. In addition, during last year 2020 period, Chemrex had one-time property disposal gain of $742,487.

Income tax expense. Chemrex had tax provision of $234,065 and deferred tax of $14,739, total tax expense of $248,804 (85.42%) for  current year ended December 31, 2021 as compared to total tax expense of $167,530 for the last year ended December 31, 2020 from deferred tax credit of $1,238 and tax provision of $168,768.

BioNexus Malaysia had tax provision of $30,482 and deferred tax of $11,997, total tax expense of $42,479 (14.58%) for current year 2021 as compared with $881 for the last year ended December 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2021, we had working capital of $4,821,100 compared with working capital of $4,611,896 as of December 31, 2020. The increased in working capital as of December 31, 2021 from December 31, 2020 is due principally to the operating profit the Company experienced for the current year end period.

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

The following is a summary of the Company’s cash flows provided by (used in) / generated from operating, investing, and financing activities for the year ended December 31, 2021 and 2020:

	Year ended
	December 31,
	2021	2020
Net Cash generated from Operating Activities	$9,161	$552,680
Net cash (used in) /generated from investing activities	(490,574)	1,319,990
Net cash used in generated from financing activities	(28,222)	(4,947)
Foreign currency translation adjustment	(154,138)	60,893
Net Change in Cash and Cash Equivalents	$(663,773)	$1,928,616

Operating Activities

During the year ended December 31, 2021, the Company incurred a net profit of 751,571 which, after adjusting for amortization, depreciation, dividend income, fair value on investment, an increase in inventories, trade receivables and deposits, a substantial reduction in trade payables, operating lease liabilities, resulted in net cash of $9,161 being generated from operating activities during the period. By comparison, during the year ended December 31, 2020, the Company had a net profit of $1,094,098 which, after adjusting for amortization, depreciation, dividend income, gain on disposal of property, plant and equipment $701,447, a decrease in inventories, a reduce in receivables and deposits, a substantial reduction in trade payables, operating lease liabilities, resulted in net cash of $552,680 being generated from operating activities during the period.

Investing Activities

During the year ended December 31, 2021, the Company had net cash of $490,574 used in investment activities. During the year ended December 31, 2020, the Company had net cash from acquisition of business under common control and disposed of property, plant and equipment of $1,467,865, resulting in net cash generated from investment activities of $1,319,990

Financing Activities

During the year ended December 31, 2021, Company continued the repayment of a finance lease resulting in net cash used in financing activities of $28,222. By comparison, during the year ended December 31, 2020, we had financing activities of $4,947 due to 6 months moratorium on leasing and loan instalments as initiated by the Malaysian Prime Minister in order to lessen the hardship faced by individual borrowers and Small and Medium Enterprises to enjoy an automatic monthly loan instalments moratorium for year, starting from April 1, 2020 till September 30, 2020

Summary of Significant Accounting Policies.

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

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1,2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods.

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

a.        The Company follows the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts, ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes

i.         Identifying the contracts or agreements with a customer,

ii.        Identifying our performance obligations in the contract or agreement,

iii.      Determining the transaction price,

iv.      Allocating the transaction price to the separate performance obligations, and

v.        Recognizing revenue as each performance obligation is satisfied.

The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the year ended December 31,
	2021	2020
Year-end MYR: US$1 exchange rate	4.1650	4.0170
Yearly average MYR: US$1 exchange rate	4.1456	4.2010

•	Related parties

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

As of December 31, 2021, and December 31, 2020, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of December 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) as set forth in its Internal Control - Integrated Framework. This assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

These control deficiencies to our 2020 or 2019 interim or annual financial statements could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2021, other than the change in ownership, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

NAME	AGE	POSITION
Soo Kow (Kenny) Lai	53	Chairman
Chi Yuen (George) Leong	70	President and Director
Chan Chong Wong	59	Chief Executive Officer and Director
Wei Li Leong	32	Chief Financial Officer
Liong Tai Tan	63	Chief Operating Officer and Director

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

Liong Tai Tan has been the Company’s Chief Operating Officer of the Company since inception. He obtained a diploma in Business Management from Vanto Academy, Malaysia. He has been Chief Operating Officer and Director of the Company since November 27, 2020. Mr. Tan has been the marketing director of our subsidiary Chemrex Corporation Sdn Bhd, since 2006. Mr. Tan was elected to the Company’s Board of Directors due to his significant amount of business experience, particularly in the chemicals industry.

Sook Keng Yeoh has been appointed as an Independent Non-Executive Director and a member of the Audit Committee effective March 7, 2022. Prior to Mr. Yeoh appointment in the Company, he was the Director of ADS Sentral Sdn Bhd. and Chief Financial Officer/Finance Director of TRC Synergy Bhd, from 1999 until 2019. During his tenure with TRC Synergy Bhd, he was also the CEO of TRC Energy Sdn Bhd and Executive Director of PetroBru (B) Sdn Bhd. Mr. Yeoh had been Group Internal Auditor at Lingui Corporation Bhd from 1995 to 1999. Prior to Lingui Corporation Bhd, Mr. Yeoh served at Paramount Corporation Bhd from 1991 to 1995 as an internal auditor and as an Audit Manager at Asia Commercial Finance Bhd from 1988 to 1991. Mr. Yeoh started his career as a Bank Officer (Audit) at Kwong Yik Bank in 1981 before joining Metroplex Bhd as a Chief Internal Auditor in 1985. Mr. Yeoh holds a Bachelor’s of Commerce in Accounting, Finance, and Systems from the University of New South Wales (Australia). Mr. Yeoh is also admitted to the Malaysian Institute of Accountants as a Chartered Accountant.

Teng Fook Fong has been appointed as an Independent Non-Executive Director and a member of the Audit Committee effective March 7, 2022. Mr. Fong is currently the Independent Non-Executive Chairman of MDT Innovations Sdn Bhd, a position he has held since 2018. He has also served as the Non-Executive Director of Sierramas Homeowners Berhad since 2017. From 1985 to 1989, Mr. Fong was a Manager at BCCI Leasing (M) Sdn Bhd. Prior to his time as a manager, Mr. Fong was an international trainee at the Bank of Credit & Commerce International’s regional office in Hong Kong in 1984. Mr. Fong started his career as an accountant at Sherwood Medical Supplies Pty. Ltd from 1982 to 1983. Mr. Fong holds a Bachelor’s of Commerce and a Master of Commerce from the University of New South Wales. He also holds a Bachelor’s of Laws from the University of London. Since 1991, Mr. Fong has been practicing as a member of the Malaysia Bar Council as an Advocate and Solicitor at Yusuf Khan & Fong.

Chee Keong Yap has been appointed as an Independent Non-Executive Director and a member of the Audit Committee effective March 7, 2022. Mr. Yap age 66 obtained a Bachelor of Arts (First Class Honours) degree in Economics from the University of Leeds, England in 1978. Member of the Institute of Chartered Accountants of Scotland (“ICAS”), UK in 1981. Upon his graduation, he was articled to an international firm of chartered accountants now known as KPMG Peat Marwick in London, UK. He has now been a member of ICAS for over 40 years.

He joined Bumiputra Merchant Bankers Berhad (BMB) in 1981 as corporate finance officer and was promoted to Head of Corporate Finance in 1987 and the Executive Director/Chief Executive Officer of BMB in July 1992. He resigned from BMB in September 1997.

Mr. Yap has served as a director, both executive and non-executive roles in 9 public listed companies in Malaysia. In addition, he has served as confidential financial adviser to numerous public listed companies. During his sixteen (16) years distinguished career with BMB, Mr. Yap had advised on many significant corporate transactions. At BMB, Mr. Yap has also successfully raised multimillion Ringgit financial facilities for clients in all the industries. Mr. Yap has also been involved in over 22 successful public listings.

Board Committees

We plan to establish three committees under the board of directors: an audit committee, a compensation committee and a nominating committee. We plan to adopt a charter for each of the three committees.

Audit Committee

Our Audit Committee is currently composed of three members: Sook Keng Yeoh, Teng Fook Fong and Chee Keong Yap. Our Board of Directors determined that each member of the Audit Committee meets the independence criteria prescribed by applicable regulation and the rules of the SEC for Audit Committee membership and is an “independent” director within the meaning of the NASDAQ Marketplace Rules. Each Audit Committee member also meets NASDAQ’s financial literacy requirements. Mr. Sook Keng Yeoh currently serves as Chairman of the Audit Committee.

Our Audit Committee oversees our accounting and financial reporting processes and the audits of our financial statements. Our Audit Committee is responsible for, among other things:

•	selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;

•	reviewing with our independent auditors any audit problems or difficulties and management’s response;

•	reviewing and approving all proposed related-party transactions;

•	discussing the annual audited financial statements with management and our independent auditors;

•	reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;

•	annually reviewing and reassessing the adequacy of our Audit Committee charter;

•	meeting separately and periodically with management and our internal and independent auditors;

•	reporting regularly to the full Board of Directors; and

•	such other matters that are specifically delegated to our Audit Committee by our Board of Directors from time to time.

Our Board of Directors has determined that Mr. Sook Keng Yeoh is the “Audit Committee Financial Expert” as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC and also meets NASDAQ’s financial sophistication requirements.

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

Item 11. Executive Compensation.

Summary Executive Compensation Table

The following table reflects the Summary Compensation for our named executive officers for fiscal years ended December 31, 2021, 2020 and 2018, respectively. For such periods, there were no bonus, non-equity plan compensation, nonqualified compensation earnings or other compensation other than as stated below for the named executive officers. Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future.

			Stock		Other
			Award		Compensation	Total
Name and Position	Year	Salary	$		$	$
Soo Kow Lai	2019	0	$5,000	(2)	0	$5,000
Chairman	2020	0	0		0	0
	2021	0	0		0	0

Chan Chong Wong	2019	0	$5,000	(2)	0	$5,000
Chief (Principal)	2020	0	0		0	0
Executive Officer	2021	0	0		0	0

Chan Chong Wong	2019	0	$5,000	(2)	0	$5,000
Chief (Principal)	2020	0	0		0	0
Executive Officer	2021	0	0		0	0

Wei Li Leong	2019	0	$2,000	(2)	0	$2,000
Chief (Principal)	2020	0	0		0	0
Financial Officer	2021	0	0		0	0

Liong Tai Tan	2019	0	0		0	0
Chief	2020	0	0		0	0
Operating Officer	2021	0	0		0	0

(1). On October 10, 2017, the named officer received 1,000,000 shares of common stock of the Company. These shares were valued at $1,000. Ms. Leong received 1,000,000 shares of common stock in connection with her appointment as Chief Financial Officer of the Company.

(2). On October 1, 2020, the Company and each officer set forth below entered into a Stock Grant Agreement pursuant to which the Company made the following common stock grants to the respective officer; Soo Kow Lai-5,000,000 shares, Chi Yuen Leong-5,000,000 shares, Chan Chong Wong-5,000,000 shares and Wei Li Leong-2,000,000. The shares were allocated at $0.001 per share each.

Employment Agreements

The Company does not have any employment or other compensation agreement with its executive officers. Moreover, there are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Grants of Plan-Based Awards

Except as stated above, no plan-based awards were granted to any of our named executive officers during the interim fiscal year ended December 31, 2021.

Outstanding Equity Awards at Interim Fiscal Year End

The equity awards reflected in the Summary Compensation Table above represents all restricted stock awards issued to our executive officers at December 31, 2021. No other stock or stock option awards were granted to any other officer of the Company as at December 31, 2021.

Option Exercises and Stock Vested

No option to purchase our capital stock was exercised by any of our named executive officers, nor was any restricted stock held by such executive officers vested during the interim fiscal period ended December 31, 2021.

Pension Benefits

No named executive officers received or held pension benefits during the interim fiscal period ended December 31, 2021.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of the date hereof, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five percent (5%); (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. The information is based on 171,218,152 shares of common stock issued and outstanding as of this March 30, 2022.

Name and Address of	Amount and Nature of
Beneficial Owner	Beneficial Ownership (1)	Percent of Class
Officers and Directors
Soo Kow (Kenny) Lai(2) Chairman of Board	15,000,000	8.76%
Chi Yuen (George) Leong (2) President and Director	14,000,000	8.18%
Chan Chong Wong(2) Chief Executive Officer and Director	12,998,329	7.59%
Wei Li Leong (2) Chief Financial Officer	4,797,709	2.80%
Liong Tai Tan (2) Chief Operating Officer	12,500,460	7.30%
All officers and directors as a group (5 persons)	59,882,836	34.97%
5% or greater shareholders
Dr. Choong-Chin Liew (3)	20,000,000	11.68%

Tan Kuan Yew (Hing Kuan Yew) (4)	8,830,917	5.1%6
Tham Too Kam (5)	12,210,460	7.13%
Wong Kim Hai (6)	12,510,460	7.31%

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

2021	$31,530
2020	$25,429

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2021	$934
2020	$592

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2021	$209
2020	$2,075

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2021	$10,400
2020	$0

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

Audit Committee’s Pre-Approval Process

The Audit Committee of the Company, and accordingly, all services are approved by all the members of the Committee

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

EXHIBIT INDEX

Exhibit	Description
3.1(a)	Articles of Incorporation of Registrant(1)
3.1(b)	Articles of Amendment of Registrant(1)
3.1(c)	Articles of Association of PE Furnishings Sdn. Bhd, Name Change to BGS Lab Sdn. Bdh and Name Change to BioNexus Gene Lab Sdn. Bdh(1)
3.1(d)	Certificate of Incorporation of Chemrex Sanitary Wares Sdn. Bhd. and Amendment to Chemrex Corporation Sdn. Bhd.(2)
3.2(a)	Bylaws of the Registrant(1)
10.1	Stock Exchange Agreement between the Registrant and BGS Lab Sdn. Bbh. and its shareholders dated August 23, 2017(1)
10.2	Securities and Laboratory Equipment/Stock/Technical Know-How Exchange Agreement between BGS Lab Sdn Bhd and Dr. Liew Choong Chin(1)
10.3	Waiver of Dr. Liew(1)
10.4	Stock Grant Agreement dated October 1, 2020 by and between the Company and each of Soo Kow Lai, Chi Yuen Leong, Chan Chong Wong and Wei Li Leong. (3)
21	Subsidiaries*
31.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	XBRL INSTANCE DOCUMENT*
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*
101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*
101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT*
101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

___________

(1) Previously filed as an exhibit to the Company’s Form S-1 Registration Statement filed on January 29, 2020.

(2) Previously filed as an exhibit to the Company’s Form 8-K filed on January 7, 2021.

(3) Previously filed as an exhibit to the Company’s Form 8-K filed on October 1, 2020.

* Filed herewith

+ In accordance with SEC Release 33-8238, Exhibits 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioNexus Gene Lab Corporation

(Registrant)

/s/ Chan Chong Wong	Dated: March 31, 2022
Chan Chong Wong
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Chan Chong Wong	Dated: March 31, 2022
Chan Chong Wong
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Wei Li Leong	Dated: March 31, 2022
Wei Li Leong
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Soo Kow (Kenny) Lai	Dated: March 31, 2022
Soo Kow (Kenny) Lai
Chairman

/s/ Chi Yuen (George) Leong	Dated: March 31, 2022
Chi Yuen (George) Leong
President and Director

/s/ Liong Tai Tan	Dated: March 31, 2022
Liong Tai Tan
Chief Operating
Officer and Director

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

BioNexus Gene Lab Corp.

Unit 02 Level 10, Tower B, Avenue 3,

Vertical Business Suite,

No. 8, Jalan Kerinchi, Bangsar South,

59200 Kuala Lumpur, Malaysia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioNexus Gene Lab Corp. (the ‘Company’) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the each of two years in the year ended of December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of two years in the year ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical matters.

/s/ JP CENTURION & PARTNERS PLT
We have served as the Company’s auditor since 2020.

JP CENTURION & PARTNERS PLT (PCAOB: 6723)
Kuala Lumpur, Malaysia
March 31, 2022

BIONEXUS GENE LAB CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Audited)

		As of
	Note	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and bank balances		$578,511	$699,585
Fixed deposits placed with financial institutions		1,545,408	2,088,107
Trade receivables	4	3,356,898	3,996,802
Other receivables, deposits and prepayments		79,517	22,640
Deferred cost of revenue		67,606	-
Tax recoverable	5	-	2,190
Inventories		1,521,915	1,176,170
Total current assets		7,149,855	7,985,494

NON-CURRENT ASSETS
Operating lease right of use assets	6	41,090	62,529
Property, plant and equipment, net	7	1,634,418	1,785,602
Other investments	8	749,027	281,668
Total non-current assets		2,424,535	2,129,799
TOTAL ASSETS		$9,574,390	$10,115,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	9	$2,012,266	$3,170,653
Other payables and accrued liabilities		71,814	95,882
Current portion of obligation under finance lease	10	21,235	25,048
Current portion of operating lease liabilities	6	18,272	20,702
Advance payment from customer		30,307	-
Deferred revenue		77,276	-
Tax payables	5	97,585	61,313
Total current liabilities		2,328,755	3,373,598

NON-CURRENT LIABILITIES
Non-current portion of operating lease liabilities	6	12,803	42,377
Non-current portion of obligation under finance lease	10	24,637	35,292
Deferred tax liabilities	5	28,416	1,872
Total non-current liabilities		65,856	79,541
TOTAL LIABILITIES		$2,394,611	$3,453,139

See accompanying notes to the consolidated financial statements.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (CONT’D)

BIONEXUS GENE LAB CORP.

 CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Audited)

		As of
	Note	December 31, 2021	December 31, 2020

STOCKHOLDERS’ EQUITY
As at December 31, 2021, common stock, no par value; 300,000,000 shares authorized and 171,218,152 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding. As at December 31, 2020, common stock, no par value; 300,000,000 shares authorized and 171,218,152 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding.	11	$10,779,574	$10,779,574
Additional paid in capital		(5,011,891)	(5,011,891)
Accumulated surplus		1,512,358	760,787
Other comprehensive (losses)/income		(100,262)	133,684
TOTAL STOCKHOLDERS’ EQUITY		7,179,779	6,662,154

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$9,574,390	$10,115,293

See accompanying notes to the consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Audited)

	Year ended
	December 31,
	2021	2020

REVENUE	$13,362,567	$11,390,440

COST OF REVENUE	(11,168,747)	(9,670,617)

GROSS PROFIT	2,193,820	1,719,823

OTHER INCOME	66,491	886,942

OPERATING EXPENSES
General and administrative	(1,204,484)	(1,332,943)

PROFIT FROM OPERATIONS	1,055,827	1,273,822

FINANCE COSTS	(12,973)	(11,313))

PROFIT BEFORE TAX	1,042,854	1,262,509

Tax expense:
Deferred tax	(26,736)	1,238
Income tax	(264,547)	(169,649)
Total tax expense	(291,283)	(168,411)

NET PROFIT	$751,571	$1,094,098

Other comprehensive income:
Foreign currency translation (loss)/gain	(233,946)	150,787

COMPREHENSIVE INCOME	$517,625	$1,244,885

Earnings per share - Basic and diluted	0.003	0.012

Weighted average number of common shares outstanding – Basic and diluted	171,218,152	102,918,015

See accompanying notes to the consolidated financial statements.

BIONEXUS GENE LAB CORP

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Audited)

	Common stock		Additional		Accumulated other comprehensive
	Number of shares	Amount	paid in capital	Accumulated surplus/(loss)	income/ (loss)	Total Equity
Balance as of January 1, 2020	102,730,891	$6,484,669	$(5,011,891)	$(333,311)	$(17,103)	$1,122,364

Issuance of shares	68,487,261	4,294,905	-	-	-	4,294,905

Net profit for the year	-	-	-	1,094,098	-	1,094,098

Foreign currency translation gain	-	-	-	-	150,787	150,787

Balance as of December 31, 2020	171,218,152	$10,779,574	$(5,011,891)	$760,787	$133,684	$6,662,154

Net profit for the year	-	-	-	751,571	-	751,571

Foreign currency translation loss	-	-	-	-	(233,946)	(233,946)

Balance as of December 31, 2021	171,218,152	$10,779,574	$(5,011,891)	$1,512,358	$(100,262)	$7,179,779

See accompanying notes to the consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Audited)

	Year Ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net profit	$751,571	$1,094,098

Adjustments to reconcile net profit to net cash generated from operating activities:
Amortization of right of use asset	16,933	10,816
Bad debts	3,809	2,658
Depreciation of property, plant and equipment	91,282	90,787
Dividend income	(22,036)	(6,310)
Fair value gain on other investments	29,850	(38,742)
Loss on disposal of other investments	-	3,965
Gain on disposal of property, plant and equipment	-	(706,953)
Operating profit before working capital changes	871,409	450,319

Changes in operating assets and liabilities:
Inventories	(345,745)	147,038
Trade and other receivables	579,217	411,069
Deferred cost of revenue	(67,606)	-
Trade and other payables	(1,180,535)	(524,240)
Advance payment from customer	30,307	-
Deferred revenue	77,276	-
Operating lease liabilities	(20,169)	38,931
Tax recoverable	65,007	29,563
Cash generated from operating activities	9,161	552,680

Cash flows from investing activities:
Acquisition of other investment	(515,840)	(108,631)
Dividend income	22,036	6,310
Net cash from acquisition of business under common control	-	346,008
Purchase of plant and equipment	(3,162)	(421,621)
Proceeds from disposal of other investments	6,392	30,059
Proceeds from disposal of property, plant and equipment	-	1,467,865
Net cash (used in)/generated from investing activities	(490,574)	1,319,990

Cash flows from financing activities:
Repayment of finance lease	(26,302)	(4,947)
Repayments to directors	(1,920)	-
Net cash used in financing activities	(28,222)	(4,947)

Foreign currency translation adjustment	(154,138)	60,893
NET CHANGE IN CASH AND CASH EQUIVALENTS	(663,773)	1,928,616
CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL YEAR	2,787,692	859,076

CASH AND CASH EQUIVALENTS, END OF FINANCIAL YEAR	$2,123,919	$2,787,692

BIONEXUS GENE LAB CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))(CONT’D)

(Audited)

CASH AND CASH EQUIVALENTS INFORMATION:
Fixed deposits placed with financial institutions	$1,545,408	$2,088,107
Cash and bank balances	578,511	699,585
Cash and cash equivalents, end of financial year	2,123,919	2,787,692
Supplementary cash flow information:
Interest paid	$(12,973)	$(11,313)
Income tax refunded	-	11,697
Income tax paid	(226,770)	(143,496)

See accompanying notes to the consolidated financial statements.

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Audited)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

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

On December 31, 2021, the Company consummated its acquisition of Chemrex Corporation Sdn. Bhd. (“Chemrex”), pursuant to a Share Exchange Agreement by and among the Company, Chemrex and the Chemrex shareholders wherein the Company acquired all of the issued and outstanding shares of capital stock of Chemrex from the Chemrex shareholders in exchange for 68,487,261 shares of common stock of the Company.

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

The corporate structure as at December 31, 2021 is depicted below:

BioNexus Gene Lab Corp. a Wyoming company

100% owned		100% owned
Bionexus Gene Lab Sdn. Bhd., a Malaysian company		Chemrex Corporation Sdn. Bhd., a Malaysian Company

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

FOR THE YEAR ENDED DECEMBER 31, 2021 AND 2020

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

FOR THE YEAR ENDED DECEMBER 31, 2021 AND 2020

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

FOR THE YEAR ENDED DECEMBER 31, 2021 AND 2020

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

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Audited)

Translation of amounts from MYR into US$1.00 has been made at the following exchange rates for the respective years:

	December 31, 2021	December 31, 2020

Year-end US$1.00: MYR exchange rate	4.1650	4.0170

	January 1, 2021 to December 31, 2021	January 1, 2020 to December 31, 2020

Yearly average US$1.00: MYR exchange rate	4.1456	4.2010

☐	Related parties

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

As of December 31, 2021, and December 31, 2020, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

☐	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Audited)

NOTE 4 – TRADE RECEIVABLES

The Company has performed an analysis on all its trade receivables and determined that all amounts are collectible by the Company. As such, trade receivables are reflected as a current asset and no allowance for expected credit loss has been recorded as of December 31, 2021 and December 31, 2020. Total of $3,809 and $2,658 of bad debts were written off for the year ended December 31, 2021 and December 31, 2020, respectively. The Company’s trade receivables consist of receivable from customers which are unrelated to the Company. The account receivables are non-interest bearing and is generally on 30 days to 90 days term.

NOTE 5 – INCOME TAXES

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

Malaysia

BioNexus Malaysia and Chemrex are both subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range is 24% on its assessable income. Under the amendment of Income Tax Act 1967 by the Finance Act 2020 and with effect from year of assessment 2020, companies with paid-up capital of MYR2.5 million or less, and with annual business income of not more than RM50 million are subject to Small and Medium Enterprise Corporate Tax at 17% on chargeable income up to MYR600,000 (2020: MYR600,000) except for companies with investment holding nature or companies does not have gross income from business sources are subject to corporate tax at 24% on chargeable income.

	As of
	December 31,	December 31,
	2021	2020

Tax Recoverable
Local	$-	$-
Foreign, representing Malaysia	-	(2,190)
Tax Recoverable	-	(2,190)

Income tax liabilities:
Local	-	-
Foreign, representing Malaysia	97,585	61,313
Income tax liabilities	97,585	61,313

Deferred tax liabilities:
Local	-	-
Foreign, representing Malaysia	28,416	1,872
Deferred tax liabilities	28,416	1,872
Total	$126,001	$60,995

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2021 AND 2020

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

As of December 31, 2021 and 2020 operating lease right of use assets as follows:

	As of	As of
	December 31, 2021	December 31, 2020
Balance as of December 31, 2020	$62,529	$23,542
Add: Addition of right of use assets	-	61,128
Reduction due to discount on rental	(913)	-
Less: accumulated amortization	(18,305)	(22,587)
Foreign translation differences	(2,221)	446
Balance as of December 31, 2021	$41,090	$62,529

As of December 31, 2021 and 2020 operating lease liabilities as follows:

	As of	As of
	December 31, 2021	December 31, 2020
Balance as of beginning of the year	$63,079	$24,148
Add: Addition of lease liabilities	-	61,128
Less: Discount on rental	(972)	-
Less: gross repayment	(16,856)	(26,036)
Add: imputed interest	2,704	3,380
Foreign translation differences	(5,046)	459
Balance as of end of the year	42,909	63,079
Less: lease liabilities current portion	(18,272)	(20,702)
Lease liabilities non-current portion	$24,637	$42,377

As of December 31, 2021 and 2020, the maturities of the operating lease obligation are as follows:

	As of	As of
Years ending December 31:	December 31, 2021	December 31, 2020
2021	$-	$20,702
2022	18,272	18,945
2023	11,987	12,428
2024	12,650	11,004
Total	$42,909	$63,079
The amortization of the operating lease right of use asset for the year ended December 31, 2021 and 2020 were $16,933 and $10,816, respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Audited)

Other information:

	As of	As of
	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$(20,169)	$38,931
Right of use assets obtained in exchange for operating lease liabilities	41,090	65,529
Remaining lease term for operating leases (years)	2	4
Weighted average discount rate for operating leases	$5.40%	$5.40%

Lease expenses for the year ended December 31, 2021 and 2020 were $2,704 and $3,380 respectively.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of
	December 31, 2021	December 31, 2020

Air conditioner	$1,124	$1,124
Computer and software	1,814	1,371
Equipment	43,010	42,830
Furniture and fittings	86,961	86,961
Lab equipment	284,822	284,822
Land and buildings	1,506,969	1,506,969
Motor vehicle	137,914	137,914
Office equipment	37,700	35,160
Renovation	107,414	107,414
Signboard	704	704
	2,208,432	2,205,269
(Less): Accumulated depreciation	(525,631)	(441,541)
Add: Foreign translation differences	(48,383)	21,874
Property, plant and equipment, net	$1,634,418	$1,785,602

During the year ended December 31, 2021 and 2020, the Company recorded depreciation of $91,282 and $90,787, respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Audited)

NOTE 8 – OTHER INVESTMENTS

	As of	As of
	December 31, 2021	December 31, 2020
As of beginning of the year	$281,668	$12,215
Acquisition of business under common control	-	147,882
Addition during the year	515,840	108,631
Disposal during the year	(6,392)	(34,923)
Fair value gain	(29,850)	38,742
Foreign exchange translation	(12,239)	9,121
As of end of the year	$749,027	$281,668

The other investments consists of the following shares:

	As of
	December 31,	December 31,
	2021	2020
Investment in quoted shares:
Malaysia	590,788	279,724
Singapore	97,780	-
Hong Kong	58,584	-
	$747,152	$279,724
Investment in unquoted shares:
Malaysia	1,875	1,944
	$749,027	$281,668

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

NOTE 10 – FINANCE LEASE

The Company purchased motor vehicles under finance lease agreements with the effective interest rate 5.70% of per annum, with principal and interest payable monthly. The obligations under the finance lease are as follows:

	As of
	December 31, 2021	December 31, 2020

Finance lease	$35,254	$63,703
Less: interest expense	(1,216)	(3,363)
Net present value of finance lease	34,038	60,340

Current portion	21,235	25,048
Non-current portion	12,803	35,292
Total	$34,038	$60,340

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Audited)

As of December 31, 2021 and 2020, the maturities of the finance lease obligations are as follows:

	As of	As of
Years ending December 31:	December 31, 2021	December 31, 2020
2021	$-	$25,048
2022	21,235	22,017
2023 and after	12,803	13,275
Total	$34,038.	$60,340

NOTE 11 – CONCENTRATION OF RISKS

a)   Major customers

There are no major customers who accounted for 10% or more of the Company’s revenue for the financial year ended December 31, 2021 and 2020.

b)   Major suppliers

For year ended December 31, 2021, the suppliers who accounted for 10% or more of the Company’s cost of sales and their balances at year ended are presented as follows:

	2021	2020	2021	2020	2021	2020
	Purchase		Percentage of purchases		Accounts payable trade
Vendor A	$2,026,842	$2,090,090	18.17%	21.61%	$640,827	$1,031,417
Vendor B	$1,815,817	$1,319,232	16.28%	13.64%	$397,636	$335,215
Vendor C	$1,404,442	$860,177	12.59%	8.89%	$405,999	$249,429
Vendor D	$1,191,344	$1,350,069	10.68%	13.96%	$269,966	$572,938
	$6,438,445	$5,619,568	57.72%	58.10%	$1,714,428	$2,188,999

NOTE 12– STOCKHOLDERS’ EQUITY

As at December 31, 2021 and 2020, the Company issued and outstanding, common stock is 171,218,152 and 171,218,152 shares respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Audited)

NOTE 13 – SEGMENTED INFORMATION

At December 31, 2021, the Company (“BGLC”) operates in the biochemical industry segment through its two Malaysian subsidiaries, BioNexus Malaysia and Chemrex.

BioNexus Gene Lab Corp. a Wyoming company

100% owned		100% owned
Bionexus Gene Lab Sdn. Bhd., a Malaysian company		Chemrex Corporation Sdn. Bhd., a Malaysian company

For year ended December 31, 2021, segmented revenue and net profit/(loss) (Currency expressed in United States Dollars (“US$”) are as follows:

	BioNexus Malaysia	Chemrex	BGLC	Total
	Year ended December 31, 2021

REVENUE	$1,515,673	$11,846,894	$-	$13,362,567

COST OF REVENUE	(1,126,059)	(10,042,688)	-	(11,168,747)

GROSS PROFIT	389,614	1,804,206	-	2,193,820

OTHER INCOME	7,467	59,024	-	66,491

OPERATING EXPENSES
General and administrative	(86,973)	(989,617)	(127,894)	(1,204,484)

FINANCE COSTS	(4,158)	(8,815)	-	(12,973)

PROFIT/(LOSS) BEFORE TAX	305,950	864,798	(127,894)	1,042,854

Tax expense:
Deferred tax	(11,997)	(14,739)		(26,736)
Income tax	(30,482)	(234,065)		(264,547)
Total tax expense	(42,479)	(248,804)	-	(291,283)

NET PROFIT/(LOSS)	$263,471	$615,994	$(127,894)	$751,571

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Audited)

	BioNexus Malaysia	Chemrex	BGLC	Total
	Year ended December 31, 2020
REVENUE	$134,095	$11,256,345	$-	$11,390,440

COST OF REVENUE	(113,042)	(9,557,576)	-	(9,670,617)

GROSS PROFIT	21,053	1,698,769	-	1,719,823

OTHER INCOME	13,148	873,793	0	886,942

OPERATING EXPENSES
General and administrative	(88,789)	(1,107,002)	(137,152)	(1,332,943)

FINANCE COSTS	(2,482)	(8,831)	-	(11,313)

PROFIT/(LOSS) BEFORE TAX	(57,070)	1,456,729	(137,150)	1,262,509

Tax expense:
Deferred tax	-	1,238	-	1,238
Income tax	(881)	(168,768)	-	(169,649)
Total tax expense	(881)	(167,530)	-	(168,411)

NET PROFIT/(LOSS)	$(57,951)	$1,289,199	$(137,150)	$1,094,098

	As of December 31, 2021 and 2020
	Total Assets		Total Liabilities
	2021	2020	2021	2020

BGLC & Bionexus	$1,167,214	$1,107,048	$121,586	$169,325
Chemrex	8,407,176	9,008,245	2,273,025	3,283,814
TOTAL	9,574,390	10,115,293	2,394,611	3,453,139

NOTE 14 – SIGNIFICANT EVENTS

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

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2021 up through March 24, 2022 of these consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

