Form 10-Q
period 2022-03-31
BioNexus Gene Lab Corp
filed 2022-05-16
CIK 1737523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, there were 171,218,152 shares of common stock, no par value, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”))

		As of
		March 31,	December 31,
	Note	2022	2021
		(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and bank balances		606,850	578,511
Fixed deposits placed with financial institutions		1,237,472	1,545,408
Trade receivables	4	3,034,574	3,356,898
Other receivables, deposits and prepayments		71,525	79,517
Deferred cost of revenue		-	67,606
Tax recoverable	5	1,767	-
Inventories		1,648,903	1,521,915
Total current assets		6,601,091	7,149,855

NON-CURRENT ASSETS
Lease right of use asset, net	6	36,361	41,090
Property, plant and equipment, net	7	1,628,341	1,634,418
Other investments	8	909,629	749,027
Total non-current assets		2,574,331	2,424,535
TOTAL ASSETS		$9,175,422	$9,574,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	9	1,834,294	2,012,266
Other payables and accrued liabilities		41,157	71,814
Current portion of obligation under finance lease	10	21,028	21,235
Current portion of operating lease liabilities	6	16,412	18,272
Advance payment from customer		107	30,307
Deferred revenue		-	77,276
Tax payables	5	71,705	97,585
Total current liabilities		1,984,703	2,328,755

See accompanying notes to the condensed consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONT’D)

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”))

		As of
		March 31,	December 31,
	Note	2022	2021
		(Unaudited)	(Audited)

NON-CURRENT LIABILITIES
Non-current portion of obligation under finance lease	10	13,021	12,803
Non-current portion of operating lease liabilities	6	21,489	24,637
Deferred tax liabilities	5	28,140	28,416
Total non-current liabilities		62,650	65,856
TOTAL LIABILITIES		$2,047,353	$2,394,611

STOCKHOLDERS’ EQUITY
As at March 31, 2022, common stock, no par value; 300,000,000 shares authorized and 171,218,152 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding. As at December 31, 2021, common stock, no par value; 300,000,000 shares authorized and 171,218,152 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding.	11	10,779,574	10,779,574
Additional paid in capital		(5,011,891)	(5,011,891)
Accumulated surplus		1,529,424	1,512,358
Other comprehensive losses		(169,038)	(100,262)
TOTAL STOCKHOLDERS’ EQUITY		7,128,069	7,179,779

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$9,175,422	$9,574,390

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended
	March 31,
	2022	2021

REVENUE	$3,028,945	$3,449,159

COST OF REVENUE	(2,695,406)	(2,866,594)

GROSS PROFIT	333,539	582,565

OTHER INCOME	46,394	62,388

OPERATING EXPENSES
General and administrative	(345,242)	(302,851)

PROFIT FROM OPERATIONS	34,691	342,102

FINANCE COSTS	(3,326)	(3,358)

PROFIT BEFORE TAX	31,365	338,744

Tax expense	(14,299)	-

NET PROFIT	$17,066	$338,744

Other comprehensive income:
Foreign currency translation loss	(68,776)	(208,468)

COMPREHENSIVE (LOSS)/INCOME	$(51,710)	$130,276

Earnings per share - Basic and diluted	0.000	0.001

Weighted average number of common shares outstanding – Basic and diluted	171,218,152	171,218,152

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AS OF MARCH 31, 2022 AND 2021

(Amount expressed in United States Dollars (“US$))

	Common stock		Additional paid in	Accumulated	Accumulated other comprehensive income/	Total
	Number of shares	Amount	capital	surplus	(loss)	Equity
Balance as of December 31, 2020	171,218,152	$10,779,574	$(5,011,891)	$760,787	$133,684	$6,662,154
Net profit for the period	-	-	-	338,744	-	338,744
Foreign currency translation loss	-	-	-	-	(208,468)	(208,468)
Balance as of March 31, 2021	171,218,152	$10,779,574	$(5,011,891)	$1,099,531	$(74,784)	$6,792,430

	Common stock		Additional paid in	Accumulated	Accumulated other comprehensive	Total
	Number of shares	Amount	capital	surplus	(loss)	Equity
Balance as of December 31, 2021	171,218,152	$10,779,574	$(5,011,891)	$1,512,358	$(100,262)	$7,179,779
Net profit for the period	-	-	-	17,066	-	17,066
Foreign currency translation loss	-	-	-	-	(68,776)	(68,776)
Balance as of March 31, 2022	171,218,152	$10,779,574	$(5,011,891)	$1,529,424	$(169,038)	$7,128,069

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net profit	$17,066	$338,744

Adjustments to reconcile net profit to net cash generated from operating activities:
Amortization of right of use asset	4,341	4,434
Depreciation of property, plant and equipment	22,307	10,622
Dividend income	(7,230)	(1,006)
Fair value loss/(gain) on other investments	3,779	(8,264)
Operating profit before working capital changes	40,263	344,530

Changes in operating assets and liabilities:
Inventories	(126,988)	(293,022)
Trade and other receivables	330,316	402,845
Deferred cost of revenue	67,606	-
Trade and other payables	(208,629)	(299,619)
Advance payment from customer	(30,200)	-
Deferred revenue	(77,276)	-
Operating lease liabilities	(5,007)	(6,375)
Tax recoverable	(27,924)	(32,931)
Cash (used in)/generated from operating activities	(37,839)	115,428

Cash flows from investing activities:
Acquisition of other investment	(172,172)	(296,025)
Dividend income	7,230	1,006
Purchase of plant and equipment	(32,191)	(807)
Net cash (used in) from investing activities	(197,133)	(295,826)

Cash flows from financing activities:
Repayment of finance lease	-	(8,550)
Net cash used in from financing activities	-	(8,550)

Foreign currency translation adjustment	(44,625)	(124,085)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(279,597)	(313,033)
CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL YEAR	2,123,919	2,787,692

CASH AND CASH EQUIVALENTS, END OF FINANCIAL YEAR	$1,844,322	$2,474,659

CASH AND CASH EQUIVALENTS INFORMATION:
Fixed deposits placed with financial institutions	$1,237,472	$1,621,461
Cash at bank	606,850	853,198
Cash and cash equivalents, end of financial year	1,844,322	2,474,659

Supplementary cash flow information:
Interest paid	$(3,326)	$(3,358)
Income taxes paid	(41,946)	(36,438)

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

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

In the opinion of management, the consolidated balance sheet as of March 31, 2022 which has been derived from unaudited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2022 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

The acquisition of Chemrex has been accounted for as a common control transaction as there is no change in the control over the assets acquired and liabilities assumed. The net assets are derecognized by the transferring entity i.e., Chemrex and recognized by the receiving entity i.e., the Company. The difference between the consideration transferred and the carrying amounts of the net assets is recognized in equity.

The principal office address is Unit 02 Level 10, Tower B, Vertical Business Suite, No. 8 Jalan Kerinchi, Bangsar South, 59200 Kuala Lumpur, Malaysia, our lab is located at Lab 353, Chemical Science Centre, University Science Malaysia, George Town, Penang, Malaysia. We also have another lab providing Covid-19 and Colon Cancer screening located at 4th floor, Lifecare Medical Centre, Kuala Lumpur, Malaysia. Chemrex office and supply hub is located at 4 Jalan CJ 1/6 Kawasan Perusahaan Cheras Jaya, Selangor, Malaysia.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The corporate structure as at March 31, 2022 is depicted below:

BioNexus Gene Lab Corp., a Wyoming company

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

FOR THE THREE MONTHS ENDED MARCH 31, 2022

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

Trade receivables are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful debts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Trade balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

•	Inventories

Inventories consisting of products available for sell, are stated at a lower cost or market value. Cost of inventory is determined using the first-in, first-out (FIFO) method. Inventory reserve is recorded to write down the cost of inventory to the estimated market value due to slow-moving merchandise and damaged goods, which is dependent upon factors such as historical and forecasted consumer demand, and promotional environment. The Company takes ownership, risks and rewards of the products purchased. Write downs are recorded in cost of revenues in the Statement of Operations and Comprehensive Income

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

FOR THE THREE MONTHS ENDED MARCH 31, 2022

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

Leasehold lands are depreciated over the period of lease term. Leased assets are depreciated over the shorter of the lease term and their useful lives unless it is reasonably certain that the Company will obtain ownership by the end of the lease term. Freehold land is not depreciated. Property, plant and equipment under construction are not depreciated until the assets are ready for their intended use

Maintenance and repairs are charged to operations as incurred. Expenditures which substantially increase the useful lives of the related assets are capitalized. When properties are disposed off, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the transaction takes place.

Fully depreciated plant and equipment are retained in the financial statements until they are no longer in use.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

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

FOR THE THREE MONTHS ENDED MARCH 31, 2022

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

FOR THE THREE MONTHS ENDED MARCH 31, 2022

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

Translation of amounts from MYR into US$1.00 has been made at the following exchange rates for the respective period and year:

	March 31,	December 31,
	2022	2021

Period ended March 31, 2022 /Year-ended December 31, 2021 US$1: MYR exchange rate	4.2060	4.1650

	January 1, 2022 to March 31, 2022	January 1, 2021 to March 31, 2021

3 months average US$1: MYR exchange rate	4.1938	4.0678

•	Related parties

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

FOR THE THREE MONTHS ENDED MARCH 31, 2022

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

As of March 31, 2022, and December 31, 2021, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 4 - TRADE RECEIVABLES

The Company has performed an analysis on all its trade receivables and determined that all amounts are collectible by the Company. As such, trade receivables are reflected as a current asset and no allowance for doubtful debts has been recorded as of March 31, 2022 and December, 31, 2021. The Company’s trade receivables consist of receivable from customers which are unrelated to the Company. The account receivables are non-interest bearing and is generally on 30 days to 90 days term.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

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

	As of
	March 31,	December 31,
	2022	2021
Tax Recoverable
Local	$-	$-
Foreign, representing Malaysia	(1,767)	-
Tax Recoverable	(1,767)	-

Income tax liabilities:
Local	$-	$-
Foreign, representing Malaysia	71,705	97,585
Income tax liabilities	71,705	97,585

Deferred tax liabilities:
Local	$-	$-
Foreign, representing Malaysia	28,140	28,416
Deferred tax liabilities	28,140	28,416
Total	98,078	126,001

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 6 - LEASE RIGHT OF USE ASSET AND LEASE LIABILITIES

Operating lease right of use as follow:	As of
	March 31,	December 31,
	2022	2021
Balance as of beginning of the year	$41,090	$62,529
Reduction due to discount on rental	-	(913)
Less: Amortization	(4,328)	(18,305)
Foreign translation differences	(401)	(2,221)
Balance	$36,361	$41,090

Operating lease liability as follow:
	March 31,	December 31,
	2022	2021
Balance as of beginning of the year	$42,909	$63,079
Add: Addition of lease liabilities	-	(972)
Less: gross repayment	(5,119)	(16,856)
Add: imputed interest	529	2,704
Foreign translation differences	(418)	(5,046)
Balance as of end of the year	37,901	42,909
Less: lease liability current portion	(16,412)	(18,272)
Lease liability non-current portion	$21,489	$24,637

The amortization of the right of use asset for the three months’ period ended March 31, 2022 and the year ended March 31, 2021 were $4,341 and $4,434 respectively.

Other information:	As of
	March 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$5,007	$20,169
Right of use assets obtained in exchange for operating lease liabilities	36,361	41,090
Remaining lease term for operating lease (years)	1.75	2
Weighted average discount rate for operating lease	$5.40%	$5.40%

Lease expenses for the three months’ period ended March 31, 2022 and the year ended December 31, 2021 were $529 and $2,704, respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of
	March 31,	December 31,
	2022	2021

Air conditioner	$1,124	$1,124
Computer and software	1,814	1,814
Equipment	43,010	43,010
Furniture and fittings	86,961	86,961
Lab equipment	317,013	284,822
Land and buildings	1,506,969	1,506,969
Motor vehicle	137,914	137,914
Office equipment	37,700	37,700
Renovation	107,414	107,414
Signboard	704	704
	2,240,623	2,208,432
(Less): Accumulated depreciation	(547,939)	(525,631)
Add: Foreign translation differences	(64,343)	(48,383)
Property, plant and equipment, net	$1,628,341	$1,634,418

Depreciation expense for the three months’ period ended March 31, 2022 and 2021 were $22,307 and $10,622 respectively.

NOTE 8 - OTHER INVESTMENTS

	As of
	March 31,	December 31,
	2022	2021
As of beginning of the year	$749,027	$281,668
Addition during the year	172,172	515,840
Disposal during the year	-	(6,392)
Fair value loss	(3,779)	(29,850)
Foreign exchange translation	(7,791)	(12,239)
As of end of the year	$909,629	$749,027

 The other investments consist of the following shares:

	As of
	March 31,	December 31,
	2022	2021
Investment in quoted shares:
Malaysia	690,017	590,788
Singapore	105,615	97,780
Hong Kong	112,140	58,584
	$907,772	$747,152
Investment in unquoted shares:
Malaysia	1,857	1,875
	$909,629	$749,027

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

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

NOTE 10 - FINANCE LEASE

The Company purchased motor vehicles under finance lease agreements with the effective interest rate of 5.70% per annum, with principal and interest payable monthly. The obligations under the finance lease are as follows:

	As of
	March 31,	December 31,
	2022	2021

Finance lease	$34,910	$35,254
Less: interest expense	(862)	(1,216)
Net present value of finance lease	34,049	34,038

Current portion	21,028	21,235
Non-current portion	13,021	12,803
Total	$34,049	$34,038

NOTE 11 - STOCK HOLDERS’ EQUITY

As at March 31, 2022, the Company issued and outstanding common stock is 171,218,152 shares.

NOTE 12 - SEGMENTED INFORMATION

At March 31, 2022, the Company (“BGLC”) operates in the biochemical industry segment through its two Malaysian subsidiaries, BioNexus Malaysia and Chemrex.

BioNexus Gene Lab Corp. a Wyoming company

100% owned		100% owned
Bionexus Gene Lab Sdn. Bhd., a Malaysian company		Chemrex Corporation Sdn. Bhd., a Malaysian company

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 12 - SEGMENTED INFORMATION

At March 31, 2022, the Company (“BGLC”) operates in the biochemical industry segment through its two Malaysian subsidiaries, BioNexus Malaysia and Chemrex.

For the quarter ended March 31, 2022, segmented (unaudited) revenue and net profit/(loss) (Currency expressed in United States Dollars (“US$”) are as follows:

	BioNexus Malaysia	Chemrex	BGLC	Total
	Three months ended March 31, 2022
REVENUE	$24,269	$3,004,676	$-	$3,028,945

COST OF REVENUE	(30,832)	(2,664,574)	-	(2,695,406)

GROSS (LOSS)/PROFIT	(6,563)	340,102	-	333,539

OTHER INCOME	2,076	44,306	12	46,394

OPERATING EXPENSES
General and administrative	(21,248)	(297,769)	(26,225)	(345,242)

FINANCE COSTS	(799)	(2,527)	-	(3,326)

(LOSS)/PROFIT BEFORE TAX	(26,534)	84,112	(26,213)	31,365

Tax expense	-	(14,299)	-	(14,299)

NET (LOSS)/PROFIT	$(26,534)	$69,813	$(26,213)	$17,066

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	BioNexus Malaysia	Chemrex	BGLC	Total
	Three months ended March 31, 2021
REVENUE	$97,363	$3,351,796	$-	$3,449,159

COST OF REVENUE	(67,707)	(2,798,887)	-	(2,866,594)

GROSS PROFIT	29,656	552,909	-	582,565

OTHER INCOME	763	61,625	-	62,388

OPERATING EXPENSES
General and administrative	(22,511)	(233,152)	(47,188)	(302,851)

FINANCE COSTS	(1,207)	(2,151)	-	(3,358)

PROFIT/(LOSS) BEFORE TAX	6,701	379,231	(47,188)	338,744

Tax expense	-	-	-	-

NET PROFIT/(LOSS)	$6,701	$379,231	$(47,188)	$338,744

	As of March 31, 2022 and December 31, 2021
	Total Assets		Total Liabilities
	2022	2021	2022	2021

BGLC & Bionexus	$1,109,804	$1,167,214	$125,696	$121,586
Chemrex	8,065,618	8,407,176	1,921,657	2,273,025
TOTAL	9,175,422	9,574,390	2,047,353	2,394,611

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2022 up through May 12, 2022 of these consolidated financial statements.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 14 - CONCENTRATION OF RISKS

a) Major customers

For three months ended March 31, 2022 and 2021, the customers who accounted for 10% or more of the Company’s revenues and its accounts received balance at period-end are presented as follows:

	2022	2021	2022	2021	2022	2021
	Revenues		Percentage of revenues		Accounts receivable trade
Customer A	$319,257	$145,410	10.54%	4.22%	$233,845	$142,667
Customer B	310,167	280,392	10.24%	8.13%	407	2,581
	$629,424	$425,802	20.78%	12.35%	$234,252	$145,248

b) Major suppliers

For three months ended March 31, 2022 and 2021, the vendors who accounted for 10% or more of the Company’s cost of sales and its accounts payable balance at period-end are presented as follows:

	2022	2021	2022	2021	2022	2021
	Purchase		Percentage of purchases		Accounts payable trade
Vendor A	$499,113	$272,436	18.52%	9.50%	$497,660	$267,295
Vendor B	$444,337	$451,074	16.48%	15.74%	$177,007	$382,658
Vendor C	$329,922	$404,056	12.24%	14.10%	$328,962	$404,056
Vendor D	$309,995	$776,469	11.50%	27.09%	$446,245	$1,324,528
	$1,583,367	$1,904,035	58.74%	66.43%	$1,449,874	$2,378,537

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of Business

As used herein, unless the context otherwise indicates, references to the “Company,” “we,” “our,” “us,” “BioNexus” refer to BioNexus Gene Lab Corp., a Wyoming company (BGLC), and its wholly owned subsidiaries, Bionexus Gene Lab Sdn. Bhd. (“Bionexus Malaysia”), and Chemrex Corporation Sdn. Bhd. (“Chemrex”), both are Malaysian companies.

BGLC is an emerging molecular lab focused on the application of functional genomics to enable early detection of infectious diseases and cancers. On August 23, 2017, we acquired all of the outstanding capital stock of BioNexus Malaysia, which was incorporated in Malaysia on April 7, 2015. BioNexus Malaysia owns algorithm software, technology and know-how related to the detection of common diseases through blood analysis which we use in our business. Our non-invasive blood screening tests analyze changes in ribonucleic acid (or RNA) to detect Covid-19, Dengue, HIV, HPV and the risk potentiality of cancers diseases. This unique blood genomic biomarker approach is based on the scientific observation that circulating blood reflects, in a detectable way, what is occurring throughout the body currently.

The corporate and principal office address of the Company and BioNexus Malaysia is Unit 02, Level 10, Tower B, Avenue 3, The Vertical Business Suite II, Bangsar South, No. 8 Jalan Kerinchi, Kuala Lumpur, Malaysia., our lab is located at Lab 353, Chemical Science Centre, University Science Malaysia, George Town, Penang, Malaysia. Another lab focuses on Covid-19 and Colon cancer screening is located at 4th floor, Lifecare Diagnostic Centre, Kuala Lumpur, Malaysia. Our telephone number is (+60) 1221-26512 and our web-site is www.bionexusgenelab.com.

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

The results of operations of our subsidiary, BioNexus-Malaysia, with respect to its RNA screening process have been adversely impacted by the onset of the Covid-19 pandemic, which commenced in late December 2019 in Malaysia. We believe that most people have been and will continue to be reluctant to visit hospitals and clinics during the Covid-19 pandemic for fear of transmission from other patients or medical staff. Since our RNA screening is administered at a diagnostic center, our business has been adversely affected as a result. Furthermore, on March 18, 2020, the Malaysian government first imposed its Movement Control Order (MCO) which lasted through June 9, 2020 to control the spread of COVID-19. The MCO restricted movement of all people except for those who were working for essential services. The MCOs were enhanced and relaxed at different phases in 2020 and 2021, including the Enhanced Movement Control Order (EMCO), Conditional Movement Control Order (CMCO) and Recovery Movement Control Order (RMCO). This Enhanced Movement Control Orders were implemented whenever there was a surge of Covid-19 cases. During these EMCOs, only companies classified under essential service were allowed to operate. This EMCO ended on July 16, 2021 and the government allowed more companies and factories to operate with strict Standard Operation Procedures. However, as discussed below, during fiscal 2021, BioNexus-Malaysia implemented the sale of its Covid19 qPCR test procedure through the Malaysian government. Our Covid testing generates substantially lower per ticket charges at $30-38 per test compared with $975 per customer for our RNA testing. Our Covid tests also generate lower margins than our RNA tests.

The results of operations for Chremrex were adversely impacted during the fiscal years of 2020 and 2021 due to the MCO’s and Covid-19.

Recent Developments. As previously reported, we submitted to the Malaysian Ministry of Health (HHS) our Reverse Transcription Polymerase Chain Reaction (RT PCR) Covid-19 screening for approval, which occurred in June 2020. On April 30, 2021, BioNexus entered into an Agreement with HHS to outsource our Covid19 qPCR test for its public hospitals and clinics within Malaysia. The use of our testing protocol began on May 6, 2021. We expect that our testing protocol would be continued to be used by the HHS’ public hospitals and clinics through August 2021, when the pandemic curve is expected to flatten in 2022.

Translation of amounts from MYR into US$1.00 has been made at the following exchange rates for the respective period and year:

	March 31,	December 31,
	2022	2021
Period ended March 31, 2022 /Year-ended December 31, 2021 US$1: MYR exchange rate	4.2060	4.1650

	January 1, 2022 to March 31, 2022	January 1, 2021 to March 31, 2021
3 months average US$1: MYR exchange rate	4.1938	4.0678

Results of Operations

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021.

The following table sets forth key selected financial data for the three months ended March 31, 2022 and 2021.

Consolidated

	Three months ended
	March 31,
	2022	2021
REVENUE	$3,028,945	$3,449,159

COST OF REVENUE	(2,695,406)	(2,866,594)

GROSS PROFIT	333,539	582,565

OTHER INCOME	46,394	62,388

OPERATING EXPENSES
General and administrative	(345,242)	(302,851)

PROFIT FROM OPERATIONS	34,691	342,102

FINANCE COSTS	(3,326)	(3,358)

PROFIT BEFORE TAX	31,365	338,744

Tax expense	(14,299)	-

NET PROFIT	$17,066	$338,744
Other comprehensive income:
Foreign currency loss	(68,776)	(208,468)

COMPREHENSIVE (LOSS)/ INCOME	$(51,710)	$130,276

Segmented Information

	BioNexus Malaysia	Chemrex	BioNexus Malaysia	Chemrex
	Three months ended March 31, 2022		Three months ended March 31, 2021
REVENUE	$24,269	$3,004,676	$97,363	$3,351,796

COST OF REVENUE	(30,832)	(2,664,574)	(67,707)	(2,798,887)

GROSS (LOSS)/PROFIT	(6,563)	340,102	29,656	552,909

OTHER INCOME	2,076	44,306	763	61,625

OPERATING EXPENSES
General and administrative	(21,248)	(297,769)	(22,511)	(233,152)

FINANCE COSTS	(799)	(2,527)	(1,207)	(2,151)

PROFIT/(LOSS) BEFORE TAX	(26,534)	84,112	6,701	379,231

Tax expense	-	(14,299)	-	-

NET (LOSS)/PROFIT	$(26,534)	$69,813	$6,701	$379,231

Revenue. For the quarterly period ended March 31, 2022, we had total revenue of $3,028,945 as compared to total revenue of $3,449,159 for the same period in 2021, had decreased to $420,214 from prior quarter, a decrease of approximately 12.2%.

Chemrex contributed $3,004,676 (99.2%) of the total revenue for the current quarterly period as compared to $3,351,796 (97.2%) of the total revenue for the same quarter last year. Chemrex’s revenues had decreased by $347,120 from prior quarter, a decrease of 10.4%. The revenue decreased in 2022 was due Singapore Power Project has completed in the year 2021 and currently, there is no new project in this quarter.

BioNexus-Malaysia contributed $24,269 (0.8%) of the total revenue for the current quarter as compared to revenue of $97,363 (2.8%) of the total revenue from the same quarter last year. BioNexus’s revenue had decreased by $73,094 from prior quarter, a decrease of 75.1%. The revenue decreased in 2022 was due to the outsource contract for Covid19 PCR test from Ministry of Health (HHS) has ended since last year December 2021, currently, Covid19 PCR test was referred by Singapore Airline for its passengers and through online marketing.

Cost of Revenue. For the quarterly period ended March 31, 2022, we incurred $2,695,406 in cost of revenues, as compared to $2,866,594 for the same quarter in 2021, a decrease of $171,888 approximately 6%. It is due to the same reasons stated above.

Chemrex had incurred $2,664,574 (98.9%) of the total cost of revenue during the current quarter as compared to the same period last year wherein Chemrex had incurred $2,798,887 (97.6%) of the total in cost of revenue. The decreased of $134,313, approximately 4.8% in Chemrex’s cost of revenues for the current period was due to the same reasons stated above.

BioNexus had incurred $30,832 (1.1%) of the total cost of revenues during the current quarter as compared to $67,707 (2.4%) for the same period in 2021. The decreased of $36,875, approximately 54.5% in cost of revenues for the current period. It was due to the same reasons stated above.

Gross Profit. For the quarterly period ended March 31, 2022, we had total gross profit of $333,539 as compared to gross profit of $582,565 for the same period in 2021, a decrease by $249,026, approximately 42.7% from the prior period.

Chemrex contributed $340,102 (102%) of the total gross profit for the current quarterly period as compared to $552,909 (94.9%) of the total gross profit for the same quarter last year. The gross profit decreased by $212,807, approximately 38.5% for Chemrex in current quarter was due to its decreased revenues for the current period and reasons as stated above.

BioNexus-Malaysia had gross loss of $6,563 of the total gross profit of $333,539 for the current quarter as compared to $29,656 (5.1%) of the total gross profit from the same quarter last year. The gross profit decreased by 122% was due to its decreased revenues for the current period as according to reasons stated above.

Other Income. For the quarterly period ended March 31, 2022, we had $46,394 as compared to $62,388 for the same quarter in 2021, a decrease by $15,994, approximately 25.6%. Chemrex contributed $44,306 (95.5%) of other income for the current quarterly period as compared to $61,625 (98.8%) of the other income for the same quarter last year. Chemrex’s other income decreased by $17,319, approximately 28.1% was due to loss on currency exchange.

BioNexus Malaysia had $2,076 for period ended March 31, 2022 as compared to $763 for the same period in 2021, an increase of $1,313, approximately 172.1% and it was due to last year bank interest from the excess fund generated by Covid-19 contract.

Operating Expenses. For the quarterly period ended March 31, 2022, we had a total operating expense of $345,242 as compared to total operating expenses of $302,851 for the same quarter in 2021, an increase by $42,391, approximately 14%. Operating expenses consists of general and administrative expenses which includes depreciation of fixed assets, employee compensation and benefits, professional fees and marketing and travel expenses.

Chemrex had incurred $297,769 (86.2%) of the total operating expenses for the current quarter as compared to $233,152 (77%) of the total operating expenses for the same quarter last year. The increase of $64,617, approximately 27.7% for the current period in operating expenses was due to the increased commission payout, loss on fair value of investment and loss on realised forex.

BioNexus-Malaysia had incurred $21,248 (6.2%) of the total operating expenses for the current quarter as compared to $22,511 (7.4%) of the total operating expenses for the same quarter last year. The slight decrease of $1,263, approximately 5.6% in operating costs of the current quarter was due to less traveling expenses during movement control in view of the Covid-19 pandemic.

BGLC, the holding company had incurred $26,225 (7.6%) of total operating expenses for the current quarter as compared to $47,188 (15.6%) of the total operating expenses for the same quarter last year. The decreased of $20,963, approximately 44.4% in operating costs of the current quarter was due to the expenses incurred on a Life Science Virtual Investor Forum organized by OTC Market Group and the consolidated fiscal and the quarter financials for the merger of BGLC and Chemrex, both happened in 2020.

Profit/Loss from Operations. We had a profit from operations of $34,691 quarterly period ended March 31, 2022 as compared to $342,102 for the same period in 2021, a decrease of $307,411, approximately 89.9% for the reasons discussed above.

Income tax expense. For the three-month period ended March 31, 2022, we had $14,299 income tax which is an estimated expense from Chemrex and for Bionexus no tax provided as compared to $0 for the same quarter last year.

Foreign currency exchange gain/(loss). We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the US Dollar. Therefore, any change in the relevant exchange rate would require us to recognize a transaction gain or loss on revaluation. For the three-month period ended March 31, 2022, we experienced a foreign currency loss of $68,776 as compared with a foreign currency loss of $208,468 for the same period in 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2022, we had working capital of $4,616,388 compared with working capital of $4,821,100 as of December 31, 2021. The decrease in working capital as of March 31, 2022 from December 31, 2021 was due principally to the decrease in cash used in our operations.

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

The following is a summary of the Company’s cash flows provided by (used in) / generated from operating, investing, and financing activities for the three months ended March 31, 2022 and 2021:

	Three months ended
	March 31,
	2022	2021
Net cash (used in)/generated from Operating Activities	$(37,839)	$115,428
Net cash used in investing activities	(197,133)	(295,826)
Net cash used in generated from financing activities	-	(8,550)
Foreign currency translation adjustment	(44,625)	(124,085)
Net Change in Cash and Cash Equivalents	$(279,597)	$(313,033)

Operating Activities

During the three months ended March 31, 2022, the Company incurred a net profit of $17,066 which, after adjusting for amortization, depreciation, dividend income, fair value loss on share investment, an increase in inventories and a substantial reduction in trade receivables, deposits, trade payables, advance payment from customer, deferred revenue, operating lease liabilities, resulted in net cash of $37,839 being used in operating activities during the period. By comparison, during the three months ended March 31, 2021, the Company had a net profit of $338,744 after adjusting for amortization, depreciation, dividend income, fair value gain on share investments, a decrease in inventories, a reduce in receivables and deposits, a substantial reduction in trade payables, operating lease liabilities, resulted in net cash of $115,428 being generated from operating activities during the period.

Investing Activities

During the three months ended March 31, 2022, the Company had net cash of $197,133 used in investment activities from acquisition of share investment of $172,172 and purchase of lab equipment. During the three months ended March 31, 2021, the Company had net cash from acquisition of share investment of $296,025 and purchase of plant and equipment, resulting in net cash generated from financing activities of $295,826

Financing Activities

During the three months ended March 31, 2022, Company has no repayment of a finance lease resulting in net cash used in financing activities. By comparison, during the three months ended March 31, 2021, we had financing activities of $8,550 for the repayment of a finance lease.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of March 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were capable in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting required improvement.

Management has concluded that our internal control over financial reporting had the material deficiencies. A majority of independent members and a majority of outside directors on our Board of Directors is only happened in May 2022, meanwhile there is an inadequacy in the monitoring of required internal controls and procedures.

While these control deficiencies did not result in any audit adjustments to our 2022 or 2021 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible, given our limited resources, upon consummation of a merger with a private operating company, the Company has separated the responsibilities of principal executive officer and principal financial officer, and relying on two or more individuals. We are expanding our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions and we will hire or engage additional personnel, this material weakness may be overcome in the near term. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2022, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

May 12, 2022

