Form 10-Q
period 2022-06-30
BioNexus Gene Lab Corp
filed 2022-08-15
CIK 1737523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, there were 173,718,152 shares of common stock, no par value per share, issued and outstanding.

CAUTIONARY NOTE REGARDING

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. These statements relate to anticipated future events, future results of operations and or future financial performance. In some cases, you can identify forward-looking statements by their use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “ought to,” “plan,” “possible,” “potentially,” “predicts,” “project,” “should,” “will,” “would,” negatives of such terms or other similar terms. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements relating to:

●	our goals and strategies;

●	our future business development, results of operations and financial condition;

●	our estimates regarding expenses, future revenues, capital requirements and our need for additional financing;

●	our estimates regarding the market opportunity for our services;

●	the impact of government laws and regulations;

●	our ability to recruit and retain qualified personnel;

●	our failure to comply with regulatory guidelines;

●	uncertainty in industry demand;

●	general economic conditions and market conditions in the financial services industry;

●	future sales of large blocks or our securities, which may adversely impact our share price; and

●	depth of the trading market in our securities.

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those described in Item 1A “Risk Factors” of our Annual Report of Form 10-K for the fiscal year ended December 31, 2021 and elsewhere in this Quarterly Report on Form 10-Q.

You should not unduly rely on any forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or will occur. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q, to conform these statements to actual results or to changes in our expectations.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”))

		As of
		June 30,	December 31,
	Note	2022	2021
		(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and bank balances		490,587	578,511
Fixed deposits placed with financial institutions		849,744	1,545,408
Trade receivables	4	2,828,663	3,356,898
Other receivables, deposits and prepayments		81,587	79,517
Deferred cost of revenue		-	67,606
Tax recoverable	5	3,388	-
Inventories		1,512,198	1,521,915
Total current assets		5,766,167	7,149,855

NON-CURRENT ASSETS
Lease right of use asset, net	6	30,505	41,090
Property, plant and equipment, net	7	1,533,331	1,634,418
Other investments	8	1,038,710	749,027
Total non-current assets		2,602,546	2,424,535
TOTAL ASSETS		$8,368,713	$9,574,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	9	1,416,198	2,012,266
Other payables and accrued liabilities		32,188	71,814
Current portion of obligation under finance lease		-	21,235
Current portion of operating lease liabilities	6	14,034	18,272
Advance payment from customer		-	30,307
Deferred revenue		-	77,276
Tax payables	5	40,104	97,585
Total current liabilities		1,502,524	2,328,755

See accompanying notes to the condensed consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONT’D)

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF June 30, 2022 AND DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”))

		As of
		June 30,	December 31,
	Note	2022	2021
		(Unaudited)	(Audited)

NON-CURRENT LIABILITIES
Non-current portion of obligation under finance lease		-	12,803
Non-current portion of operating lease liabilities	6	17,692	24,637
Deferred tax liabilities	5	26,850	28,416
Total non-current liabilities		44,542	65,856
TOTAL LIABILITIES		$1,547,066	$2,394,611

STOCKHOLDERS’ EQUITY
As at June 30, 2022, common stock, no par value; 300,000,000 shares authorized and 173,718,152 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding. As at December 31, 2021, common stock, no par value; 300,000,000 shares authorized and 171,218,152 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding.	10	10,929,574	10,779,574
Additional paid in capital		(5,011,891)	(5,011,891)
Accumulated surplus		1,390,762	1,512,358
Other comprehensive losses		(486,798)	(100,262)
TOTAL STOCKHOLDERS’ EQUITY		6,821,647	7,179,779

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$8,368,713	$9,574,390

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
REVENUE	$2,485,101	$3,092,171	$5,514,046	$6,541,330

COST OF REVENUE	(2,241,779)	(2,624,564)	(4,937,185)	(5,491,158)

GROSS PROFIT	243,322	467,607	576,861	1,050,172

OTHER INCOME	52,836	50,429	99,230	112,916

OPERATING EXPENSES
General and administrative	(434,122)	(378,046)	(779,364)	(680,965)

(LOSS)/PROFIT FROM OPERATIONS	(137,964)	139,990	(103,273)	482,123

FINANCE COSTS	(2,319)	(3,448)	(5,645)	(6,837)

(LOSS)/PROFIT BEFORE TAX	(140,283)	136,542	(108,918)	475,286

Tax expense	1,621	(108,280)	(12,678)	(108,280)

NET (LOSS)/PROFIT	$(138,662)	$28,262	$(121,596)	$367,006

Other comprehensive income:
Foreign currency translation loss	(317,760)	(7,468)	(386,536)	(215,936)
COMPREHENSIVE (LOSS)/INCOME	$(456,422)	$20,794	$(508,132)	$151,070

Earnings per share - Basic and diluted	0.00	0.00	0.00	0.00
Weighted average number of common shares outstanding – Basic and diluted	172,102,130	171,218,152	172,102,130	171,218,152

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AS OF JUNE 30, 2022 AND 2021

(Amount expressed in United States Dollars (“US$))

					Accumulated
			Additional		other
	Common stock		paid in	Accumulated	comprehensive	Total
	Number of shares	Amount	capital	surplus	income/(loss)	Equity
Balance as of December 31, 2020	171,218,152	$10,779,574	$(5,011,891)	$760,787	$133,684	$6,662,154
Net profit for the period	-	-	-	338,744	-	338,744
Foreign currency translation loss	-	-	-	-	(208,468)	(208,468)
Balance as of March 31, 2021	171,218,152	$10,779,574	$(5,011,891)	$1,099,531	$(74,784)	$6,792,430
Net profit for the period	-	-	-	28,262	-	28,262
Foreign currency translation loss	-	-	-	-	(7,468)	(7,468)
Balance as of June 30, 2021	171,218,152	$10,779,574	$(5,011,891)	$1,127,793	$(82,252)	$6,813,224

					Accumulated
			Additional	Accumulated	other
	Common stock		paid in	surplus/	comprehensive	Total
	Number of shares	Amount	capital	(loss)	loss	Equity
Balance as of December 31, 2021	171,218,152	$10,779,574	$(5,011,891)	$1,512,358	$(100,262)	$7,179,779
Net profit for the period	-	-	-	17,066	-	17,066
Foreign currency translation loss	-	-	-	-	(68,776)	(68,776)
Balance as of March 31, 2022	171,218,152	$10,779,574	$(5,011,891)	$1,529,424	$(169,038)	$7,128,069
Net loss for the period	-	-	-	(138,662)	-	(138,662)
Issuance of shares	2,500,000	150,000	-	-	-	150,000
Foreign currency translation loss	-	-	-	-	(317,760)	(317,760)
Balance as of June 30, 2022	173,718,152	$10,929,574	$(5,011,891)	$1,390,762	$(486,798)	$6,821,647

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss)/profit	$(121,596)	$367,006

Adjustments to reconcile net (loss)/profit to net cash used in operating activities:
Amortization of right of use asset	8,586	8,861
Depreciation of property, plant and equipment	44,943	46,022
Dividend income	(19,322)	(11,061)
Fair value loss on other investments	63,202	18,581
Operating (loss)/profit before working capital changes	(24,187)	429,409

Changes in operating assets and liabilities:
Inventories	9,717	(526,966)
Trade and other receivables	526,165	109,439
Deferred cost of revenue	67,606	-
Trade and other payables	(635,694)	(834,925)
Advance payment from customer	(30,307)	-
Deferred revenue	(77,276)	-
Operating lease liabilities	(11,182)	(10,921)
Tax recoverable	(62,435)	44,249
Cash used in operating activities	(237,593)	(789,715)

Cash flows from investing activities:
Acquisition of other investment	(404,793)	(371,759)
Dividend income	19,322	11,061
Purchase of plant and equipment	(33,484)	(1,473)
Proceeds from disposal of other investments	-	6,466
Net cash used in investing activities	(418,955)	(355,705)

Cash flows from financing activities:
Repayment of finance lease	(34,038)	(15,346)
Repayments from Directors	-	(1,836)
Shares subscriptions	150,000	-
Net cash generated from/(used in) financing activities	115,962	(17,182)

Foreign currency translation adjustment	(243,002)	(142,385)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(783,588)	(1,304,987)
CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL YEAR	2,123,919	2,787,692

CASH AND CASH EQUIVALENTS, END OF FINANCIAL YEAR	$1,340,331	$1,482,705

CASH AND CASH EQUIVALENTS INFORMATION:
Fixed deposits placed with financial institutions	$849,744	$1,059,812
Cash at bank	490,587	422,893
Cash and cash equivalents, end of financial year	1,340,331	1,482,705

Supplementary cash flow information:
Interest paid	$(5,645)	$(6,837)
Income taxes paid	(73,547)	(44,249)

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

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

In the opinion of management, the consolidated balance sheet as of June 30, 2022 which has been derived from unaudited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2022 or for any future period.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The corporate structure as at June 30, 2022 is depicted below:

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

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

FOR THE SIX MONTHS ENDED JUNE 30, 2022

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

The principal annual rates used are as follows:

Categories	Principal Annual Rates
Air conditioner	20%
Buildings	2%
Computer and software	33%
Equipment	20%
Furniture and fittings	10%to20%
Lab Equipment	10%
Motor vehicle	10%to20%
Office equipment	20%
Renovation	10%to20%
Signboard	10%

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

FOR THE SIX MONTHS ENDED JUNE 30, 2022

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

FOR THE SIX MONTHS ENDED JUNE 30, 2022

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

FOR THE SIX MONTHS ENDED JUNE 30, 2022

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

Translation of amounts from MYR into US$1.00 has been made at the following exchange rates for the respective period and year:

	June 30,	December 31,
	2022	2021
Period ended June 30, 2022 /Year-ended December 31, 2021 US$1: MYR exchange rate	4.4080	4.1650

	January 1, 2022 to June 30, 2022	January 1, 2021 to June 30, 2021
6 months average US$1: MYR exchange rate	4.2710	4.0981

•	Related parties

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

FOR THE SIX MONTHS ENDED JUNE 30, 2022

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

As of June 30, 2022, and December 31, 2021, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 4 - TRADE RECEIVABLES

The Company has performed an analysis on all its trade receivables and determined that all amounts are collectible by the Company. As such, trade receivables are reflected as a current asset and no allowance for doubtful debts has been recorded as of June 30, 2022 and December, 31, 2021. The Company’s trade receivables consist of receivable from customers which are unrelated to the Company. The account receivables are non-interest bearing and is generally on 30 days to 90 days term.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

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

	As of
	June 30,	December 31,
	2022	2021
Tax Recoverable
Local	$-	$-
Foreign, representing Malaysia	(3,388)	-
Tax Recoverable	(3,388)	-

Income tax liabilities:
Local	$-	$-
Foreign, representing Malaysia	40,104	97,585
Income tax payables	40,104	97,585

Deferred tax liabilities:
Local	$-	$-
Foreign, representing Malaysia	26,850	28,416
Deferred tax liabilities	26,850	28,416
Total	63,566	126,001

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 6 - LEASE RIGHT OF USE ASSET AND LEASE LIABILITIES

Operating lease right of use as follow:	As of
	June 30,	December 31,
	2022	2021
Balance as of beginning of the year	$41,090	$62,529
Reduction due to discount on rental	-	(913)
Less: Amortization	(8,320)	(18,305)
Foreign translation differences	(2,265)	(2,221)
Balance	$30,505	$41,090

Operating lease liability as follow:
	June 30,	December 31,
	2022	2021
Balance as of beginning of the year	$42,909	$63,079
Add: Addition of lease liabilities	-	(972)
Less: gross repayment	(9,769)	(16,856)
Add: imputed interest	952	2,704
Foreign translation differences	(2,366)	(5,046)
Balance as of end of the year	31,726	42,909
Less: lease liability current portion	(14,034)	(18,272)
Lease liability non-current portion	$17,692	$24,637

The amortization of the right of use asset for the six months’ period ended June 30, 2022 and the year ended June 30, 2021 were $8,586 and $8,861 respectively.

Other information:	As of
	June 30, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$11,182	$20,169
Right of use assets obtained in exchange for operating lease liabilities	30,505	41,090
Remaining lease term for operating lease (years)	1.5	2
Weighted average discount rate for operating lease	$5.40%	$5.40%

Lease expenses for the six months’ period ended June 30, 2022 and the year ended December 31, 2021 were $952 and $2,704, respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of
	June 30,	December 31,
	2022	2021
Air conditioner	$1,124	$1,124
Computer and software	2,516	1,814
Equipment	43,869	43,010
Furniture and fittings	86,961	86,961
Lab equipment	317,013	284,822
Land and buildings	1,506,969	1,506,969
Motor vehicle	137,914	137,914
Office equipment	38,134	37,700
Renovation	107,414	107,414
Signboard	704	704
	2,242,618	2,208,432
(Less): Accumulated depreciation	(570,574)	(525,631)
Add: Foreign translation differences	(138,713)	(48,383)
Property, plant and equipment, net	$1,533,331	$1,634,418

Depreciation expense for the six months’ period ended June 30, 2022 and 2021 were $44,943 and $46,022 respectively.

NOTE 8 - OTHER INVESTMENTS

	As of
	June 30,	December 31,
	2022	2021
As of beginning of the year	$749,027	$281,668
Addition during the year	404,793	515,840
Disposal during the year	-	(6,392)
Fair value loss	(63,202)	(29,850)
Foreign exchange translation	(51,908)	(12,239)
As of end of the year	$1,038,710	$749,027

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

 The other investments consist of the following shares:

	As of
	June 30,	December 31,
	2022	2020
Investment in quoted shares:
Malaysia	660,329	590,788
Singapore	92,763	97,780
Hong Kong	283,846	58,584
	$1,036,938	$747,152
Investment in unquoted shares:
Malaysia	1,772	1,875
	$1,038,710	$749,027

NOTE 9 - TRADE PAYABLES

Trade payables are amounts billed to the Company by suppliers for goods and services in the ordinary course of business. All amounts have short-term repayment terms and vary by supplier.

NOTE 10 - STOCK HOLDERS’ EQUITY

As at June 30, 2022, the Company issued and outstanding common stock is 173,718,152 shares.

NOTE 11 - SEGMENTED INFORMATION

At June 30, 2022, the Company (“BGLC”) operates in the biochemical industry segment through its two Malaysian subsidiaries, BioNexus Malaysia and Chemrex.

BioNexus Gene Lab Corp., a Wyoming company

100% owned		100% owned
Bionexus Gene Lab Sdn. Bhd., a Malaysian company		Chemrex Corporation Sdn. Bhd., a Malaysian company

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 11 - SEGMENTED INFORMATION

At June 30, 2022, the Company (“BGLC”) operates in the biochemical industry segment through its two Malaysian subsidiaries, BioNexus Malaysia and Chemrex.

For the quarter ended June 30, 2022, segmented (unaudited) revenue and net profit/(loss) (Currency expressed in United States Dollars (“US$”) are as follows:

	BioNexus Malaysia	Chemrex	BGLC	Total
	Six months ended June 30, 2022

REVENUE	$33,467	$5,480,579	$-	$5,514,046

COST OF REVENUE	(58,372)	(4,878,813)	-	(4,937,185)

GROSS (LOSS)/PROFIT	(24,905)	601,766	-	576,861

OTHER INCOME	4,285	94,945	-	99,230

OPERATING EXPENSES
General and administrative	(51,238)	(618,348)	(109,778)	(779,364)

FINANCE COSTS	(1,860)	(3,785)	-	(5,645)

(LOSS)/PROFIT BEFORE TAX	(73,718)	74,578	(109,778)	(108,918)

Tax expense	-	(12,678)	-	(12,678)

NET (LOSS)/PROFIT	$(73,718)	$61,900	$(109,778)	$(121,596)

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	BioNexus Malaysia	Chemrex	BGLC	Total
	Six months ended June 30, 2021
REVENUE	$465,470	$6,075,860	$-	$6,541,330

COST OF REVENUE	(358,528)	(5,132,630)	-	(5,491,158)

GROSS PROFIT	106,942	943,230	-	1,050,172

OTHER INCOME	3,848	109,068	-	112,916

OPERATING EXPENSES
General and administrative	(44,128)	(556,619)	(80,218)	(680,265)

FINANCE COSTS	(2,303)	(4,534)	-	(6,837)

PROFIT/(LOSS) BEFORE TAX	64,359	491,145	(80,218)	475,286

Tax expense	(654)	(107,626)	-	(108,280)

NET PROFIT/(LOSS)	$63,705	$383,519	$(80,218)	$367,006

	As of June 30, 2022 and December 31, 2021
	Total Assets		Total Liabilities
	2022	2021	2022	2021

BGLC & Bionexus	$1,032,013	$1,167,214	$66,334	$121,586
Chemrex	7,336,700	8,407,176	1,480,732	2,273,025
TOTAL	8,368,713	9,574,390	1,547,066	2,394,611

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 12 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2022 up through July 31, 2022 of these consolidated financial statements.

NOTE 13 - CONCENTRATION OF RISKS

a) Major customers

During the period, the Company did not have any material recognizable major customers accounted for 10% or more of the Company’s revenue for the financial period ended June 30, 2022 and 2021.

b) Major suppliers

During the period, the Company did not have any material recognizable major suppliers accounted for 10% or more of the Company’s revenue for the financial period ended June 30, 2022 and 2021.

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

Chemrex is a wholesaler of industrial chemicals for the manufacture of industrial, medical, appliance, aero, automotive, mechanical and electronic industries in Asean region. On December 31, 2020, we acquired all of the outstanding capital stock of Chemrex, which was incorporated in Malaysia on September 29, 2004.

Chemrex’s corporate office and distribution and storage center is located at 4 Jalan CJ 1/6 Kawasan Perusahaan Cheras Jaya, Selangor, Malaysia. Its phone number is (+60) 1922-23815 and web-site is www.chemrex.com.my.

The results of operations of our subsidiary, BioNexus-Malaysia, with respect to its RNA screening process have been adversely impacted by the onset of the Covid-19 pandemic, which commenced in late December 2019 in Malaysia. We believe that most people have been and will continue to be reluctant to visit hospitals and clinics during the Covid-19 pandemic for fear of transmission from other patients or medical staff. Since our RNA screening is administered at a diagnostic center, our business has been adversely affected as a result. Furthermore, on March 18, 2020, the Malaysian government first imposed its Movement Control Order (MCO) which lasted through June 9, 2020 to control the spread of COVID-19. The MCO restricted movement of all people except for those who were working for essential services. The MCOs were enhanced and relaxed at different phases in 2020 and 2021, including the Enhanced Movement Control Order (EMCO), Conditional Movement Control Order (CMCO) and Recovery Movement Control Order (RMCO). This Enhanced Movement Control Orders were implemented whenever there was a surge of Covid-19 cases. During these EMCOs, only companies classified under essential service were allowed to operate. This EMCO ended on July 16, 2021 and the government allowed more companies and factories to operate with strict Standard Operating Procedures. However, as discussed below, during fiscal 2021, BioNexus-Malaysia implemented the sale of its Covid19 qPCR test procedure through the Malaysian government. Our Covid testing generates substantially lower per ticket charges at $30-38 per test compared with $975 per customer for our RNA testing. Our Covid tests also generate lower margins than our RNA tests.

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

Translation of amounts from MYR into US$1.00 has been made at the following exchange rates for the respective period and year:

	June 30,	December 31,
	2022	2021
Period ended June 30, 2022 /Year-ended December 31, 2021 US$1: MYR exchange rate	4.4080	4.1650

	January 1, 2022 to June 30, 2022	January 1, 2021 to June 30, 2021
6 months average US$1: MYR exchange rate	4.2710	4.0981

Results of Operations

Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021.

The following table sets forth key selected financial data for the three months ended June 30, 2022 and 2021.

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended
	June 30,
	2022	2021
REVENUE	$2,485,101	$3,092,171

COST OF REVENUE	(2,241,779)	(2,624,564)

GROSS PROFIT	243,322	467,607

OTHER INCOME	52,836	50,429

OPERATING EXPENSES
General and administrative	(434,122)	(378,046)

(LOSS)/PROFIT FROM OPERATIONS	(137,964)	139,990

FINANCE COSTS	(2,319)	(3,448)

(LOSS)/PROFIT BEFORE TAX	(140,283)	136,542

Tax expense	1,621	(108,280)

NET (LOSS)/PROFIT	$(138,662)	$28,262
Other comprehensive income:
Foreign currency loss	(317,760)	(7,468)

COMPREHENSIVE (LOSS)/ INCOME	$(456,422)	$20,794

Segmented Information

	BioNexus Malaysia	Chemrex	BioNexus Malaysia	Chemrex
	Three months ended June 30, 2022		Three months ended June 30, 2021
REVENUE	$9,198	$2,475,903	$368,107	$2,724,064

COST OF REVENUE	(27,540)	(2,214,239)	(290,821)	(2,333,743)

GROSS (LOSS)/PROFIT	(18,342)	261,664	77,286	390,321

OTHER INCOME	2,209	50,639	2,986	47,443

OPERATING EXPENSES
General and administrative	(29,990)	(320,579)	(21,518)	(323,497)

FINANCE COSTS	(1,061)	(1,258)	(1,095)	(2,353)

(LOSS)/PROFIT BEFORE TAX	(47,184)	(9,534)	57,659	111,914

Tax expense	-	1,621	(654)	(107,626)

NET (LOSS)/PROFIT	$(47,184)	$(7,913)	$57,005	$4,288

Revenue. For the quarterly period ended June 30, 2022, we had total revenue of $2,485,101 as compared to total revenue of $3,092,171 for the same period in 2021, decreased by 19.6% from the prior period.

Chemrex contributed $2,475,903 (99.6%) of the total revenue for the current quarterly period as compared to $2,724,064 (88.1%) of the total revenue for the same quarter last year. Chemrex’s revenues had decreased by $248,161 from prior quarter of $2,724,064, a 9.1% decrease. The revenue decreased in 2022 was due to the prices of food and other essential items, which had shot up by 60 per cent and the effects were affecting everyone including Chemrex’s customers that were ceasing or downsizing their operations due to lower demand of their products.

BioNexus-Malaysia contributed $9,198 (0.4%) of the total revenue for the current quarter as compared to revenue of $368,107 (11.9%) of the total revenue from the same quarter last year. Revenues had decreased by $358,909 from prior quarter of $368,107, a 97.5% decrease. A substantial decrease for the current period was due to Covid19 PCR test no longer require for air passengers traveling to several countries. By comparison, during last year three-month period, revenue from the outsource of Covid19 PCR test from MOH which began on May 2021

Cost of Revenue. For the quarterly period ended June 30, 2022, we incurred $2,241,779 in cost of revenues, as compared to $2,624,564 for the same quarter in 2021, a decrease of approximately 14.6% was due to reason as stated above.

Chemrex had incurred $2,214,239 (98.8%) of the total cost of revenue during the current quarter as compared to the same period last year wherein Chemrex had incurred $2,333,743 (88.9%) of the total cost of revenue. The decrease in Chemrex’s cost of revenues by 5.1% for the current period was due to its decreased revenues and reason as stated above.

BioNexus had incurred $27,540 (1.2%) of the total cost of revenues during the current quarter as compared to $290,821 (11.1%) for the same period in 2021. Cost of revenue had decreased by $263,281 from prior quarter of $290,821, a 90.5% decrease was due to its decreased revenues and reason as stated above.

Gross Profit. For the quarterly period ended June 30, 2022, we had total gross profit of $243,322 as compared to gross profit of $467,607 for the same period in 2021, a decrease by approximately 48% from the prior period.

Chemrex contributed $261,664 (107.5%) of the total gross profit for the current quarterly period as compared to $390,321 (88.9%) of the total gross profit for the same quarter last year. Chemrex’s gross profit decreased by $128,657 from prior quarter of $390,321, approximately 33% decrease. The gross profit decrease for Chemrex in current quarter was due to increase of material cost, international shipping freight costs and reason as stated above.

BioNexus-Malaysia contributed gross loss of $18,342 (-7.5%) of the total gross profit of $243,322 for the current quarter as compared to gross profit of $77,286 (16.5%) of the total gross profit from the same quarter last year. The substantial decrease for the current period is due to revenues reduce and we had less revenues from our RNA testing.

Other Income. For the quarterly period ended June 30, 2022, we had of $52,836, as compared to of $50,429 for the same quarter in 2021, an increase of approximately 4.8%.

Chemrex contributed $50,639 (95.8%) of other income for the current quarterly period as compared to $47,443 (94.1%) of the other income for the same quarter last year. Chemrex’s other income increased by 6.7% due to dividends received from blue chip public companies listed on Malaysian Stock Exchange and late interest payment received from debtors for this current quarter.

BioNexus-Malaysia contributed $2,209 (4.2%) of other income for the current quarter as compared to $2,986 (5.9%) of the other income for the same quarter last year. The decrease by $777, approximately 26% due to a reduction in bank interest earning.

Operating Expenses. For the quarterly period ended June 30, 2022, we had total operating expense of $434,122 as compared to total operating expenses of $378,046 for the same quarter in 2021, an increase by approximately 14.8%. It was due to general and administrative expenses which includes depreciation of fixed assets, employee compensation and benefits, professional fees and marketing and travel expenses.

Chemrex had incurred $320,579 (73.85%) of the total operating expenses for the current quarter as compared to $323,497 (85.6%) of the total operating expenses for the same quarter last year, a decrease by 0.9%. The slight decrease in operating expenses was due to loss on fair value investment & realized forex loss for current the period.

BioNexus-Malaysia had incurred $29,990 (6.91%) of the total operating expenses for the current quarter as compared to $21,518 (5.7%) of the total operating expenses for the same quarter last year, an increase by approximately 39.4%. The increase in operating costs of the current quarter was due to increase of travelling cost and manpower cost.

BGLC, the holding company had incurred $83,553 (19.25%) of total operating expenses for the current quarter as compared to $33,031 (8.74%) of the total operating expenses for the same quarter last year. The increase of $50,522, approximately 153% in operating costs of the current quarter was due to the expenses incurred on VC International club Membership (an opportunity to capture equity investment from VC International network) and increase in travelling cost, consultant fees for a vice president overlooking North America matters.

Profit/Loss from Operations. We had a loss from operations of $137,964 quarterly period ended June 30, 2022 as compared to a profit of $139,990 for the same period in 2021 for the reasons discussed above.

Income tax expense. For the three-month period ended June 30, 2022, we had tax credit of $1,621 which is a tax adjustment for overprovided from Chemrex as compared to estimated income tax expenses of $108,280 for the same quarter last year which is $107,626 (99.4%) for Chemrex and $654 (0.6%) for Bio-Nexus.

Foreign currency exchange loss. We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the US Dollar. Therefore, any change in the relevant exchange rate would require us to recognize a transaction gain or loss on revaluation. For the three-month period ended June 30, 2022, we experienced a foreign currency loss of $317,760 as compared with a foreign currency loss of $7,468 for the same period in 2021.

Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021.

The following table sets forth key selected financial data for the six months ended June 30, 2022 and 2021.

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended
	June 30,
	2022	2021
REVENUE	$5,514,046	$6,541,330

COST OF REVENUE	(4,937,185)	(5,491,158)

GROSS PROFIT	576,861	1,050,172

OTHER INCOME	99,230	112,916

OPERATING EXPENSES
General and administrative	(779,364)	(680,965)

(LOSS)/PROFIT FROM OPERATIONS	(103,273)	482,123

FINANCE COSTS	(5,645)	(6,837)

(LOSS)/PROFIT BEFORE TAX	(108,918)	475,286

Tax expense	(12,678)	(108,280)

NET (LOSS)/PROFIT	$(121,596)	$367,006
Other comprehensive income:
Foreign currency loss	(386,536)	(215,936)

COMPREHENSIVE (LOSS)/ INCOME	$(508,132)	$151,070

Segmented Information

	BioNexus Malaysia	Chemrex	BioNexus Malaysia	Chemrex
	Six months ended June 30, 2022		Six months ended June 30, 2021
REVENUE	$33,467	$5,480,579	$465,470	$6,075,860

COST OF REVENUE	(58,372)	(4,878,813)	(358,528)	(5,132,630)

GROSS (LOSS)/PROFIT	(24,905)	601,766	106,942	943,230

OTHER INCOME	4,285	94,945	3,848	109,068

OPERATING EXPENSES
General and administrative	(51,238)	(618,348)	(44,128)	(556,619)

FINANCE COSTS	(1,860)	(3,785)	(2,303)	(4,534)

(LOSS)/PROFIT BEFORE TAX	(73,718)	74,578	64,359	491,145

Tax expense	-	(12,678)	(654)	(107,626)

NET (LOSS)/PROFIT	$(73,718)	$61,900	$63,705	$383,519

Revenue. For the six months period ended June 30, 2022, we had total revenue of $5,514,046 as compared to total revenue of $6,541,330 for the same period in 2021, had decreased by $1,027,284 from prior period, approximately 15.7% decrease.

Chemrex contributed $5,480,579 (99.4%) of the total revenue for the current six months period as compared to $6,075,860 (92.9%) of the total revenue for the same period last year. Chemrex’s revenues had decreased by $595,281 from prior period, approximately 9.8% decrease. The revenue decreased in 2022 was due to worldwide inflation and competitors were clearing stock below cost.

BioNexus-Malaysia contributed $33,467 (0.6%) of the total revenue for the current six months period as compared to revenue of $465,470 (7.1%) of the total revenue from the same period last year. BioNexus’s revenue had decreased by $432,003 from prior quarter, approximately 92.8% decrease. The revenue decreased in 2022 was due to the outsource contract for Covid19 PCR test from Ministry of Health (HHS) has ended since last year December 2021, currently, Covid19 PCR test and ART test had reduced due to the discontinuation on movement control by Malaysia Government and air passengers traveling were not required to have Covid-19 test.

Cost of Revenue. For the six months period ended June 30, 2022, we incurred $4,937,185 in cost of revenues, as compared to $5,491,158 for the same period in 2021, decreased by $553,973 approximately 10.1% decrease was due to the same reason stated above.

Chemrex had incurred $4,878,813 (98.8%) of the total cost of revenue during the current period as compared to the same period last year wherein Chemrex had incurred $5,132,630 (93.5%) of the total in cost of revenue, decreased by $253,817, approximately 4.95% was due to the same reason stated above.

BioNexus had incurred $58,372 (1.2%) of the total cost of revenues during the current period as compared to $358,528 (6.5%) for the same period in 2022, decreased by $300,156, approximately 83.7% in cost of revenues for the current period was due to the same reason stated above.

Gross Profit. For the six months period ended June 30, 2022, we had total gross profit of $576,861 as compared to gross profit of $1,050,172 for the same period in 2022, decreased by $473,311, approximately 45.1% from the prior period.

Chemrex contributed $601,766 (104.3%) of the total gross profit for the current six months period as compared to $943,230 (89.8%) of the total gross profit for the same period last year. The gross profit decreased by $341,464, approximately 36.2% for current period was due to rising of material cost and increased international shipping freight costs.

BioNexus-Malaysia had a gross loss of $24,905 (-4.3%) of the total gross profit of $576,861 for the current six months period as compared to $106,942 (10.2%) of the total gross profit of $1,050,172 from the same period last year. The gross profit decreased by 123.3% was due to its decreased revenues for the current period as according to reason stated above.

Other Income. For the six months period ended June 30, 2022, we had $99,230 as compared to $112,916 for the same period in 2021, decreased by $13,686, approximately 12.1%.

Chemrex contributed $94,945 (95.7%) of other income for the current six months period as compared to $109,068 (96.6%) of the other income for the same period last year. Chemrex’s other income decreased by $14,123, approximately 12.95% was due to losses on unrealized forex and bank interest.

BioNexus Malaysia had $4,285 for six months period ended June 30, 2022 as compared to $3,848 for the same period in 2021, increased by $437, approximately 11.4% was due to last year higher bank interest gathered from the revenue generated by Covid-19 tests.

Operating Expenses. For the six months period ended June 30, 2022, we had a total operating expense of $779,364 as compared to total operating expenses of $680,965 for the same period in 2021. The increase of $98,399, approximately 14.4% was due to general and administrative expenses which includes depreciation of fixed assets, employee compensation and benefits, professional fees and marketing and travel expenses.

Chemrex had incurred $618,348 (79.3%) of the total operating expenses for the current six months period as compared to $556,619 (81.7%) of the total operating expenses for the same period last year, increased by $61,729, approximately 11.09% due to the increased commission payout, fair value loss on investment and loss on realized forex.

BioNexus-Malaysia had incurred $51,238 (6.6%) of the total operating expenses for the current six months period as compared to $44,128 (6.5%) of the total operating expenses for the same period last year. The increase of $7,110, approximately 16.1% in operating costs for the six months period was due to increase of traveling expenses for marketing and staff remuneration increase.

BGLC, the holding company had incurred $109,778 (14.1%) of total operating expenses for the current six months period as compared to $80,218 (11.8%) of the total operating expenses for the same period last year. The increase of $29,560, approximately 36.85% in operating costs of the current period was due to the increased expenses in travelling, consultant fees, independent director fees and expenses incurred on VC International club Membership for an opportunity to capture equity investment from VC International network.

Profit/Loss from Operations. We had a loss from operations of $103,273 for six months period ended June 30, 2022 as compared to profit of $482,123 for the same period in 2021. The decrease of $585,396, approximately 121.4% was due to the reasons discussed above.

Income tax expense. For the six-months period ended June 30, 2022, we had $12,678 income tax which is a tax estimated for Chemrex and for Bionexus no tax provided as compared to $108,280 for the same period last year which was a tax estimated $107,626 (99.4%) from Chemrex and $654 (0.6%) from Bionexus.

Foreign currency exchange gain/(loss). We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the US Dollar. Therefore, any change in the relevant exchange rate would require us to recognize a transaction gain or loss on revaluation. For the six-months period ended June 30, 2022, we experienced a foreign currency loss of $386,536 as compared with a foreign currency loss of $215,936 for the same period in 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2022, we had working capital of $4,263,643 compared with working capital of $4,821,100 as of December 31, 2021. The decrease in working capital as of June 30, 2022 from December 31, 2021 was due principally to the decrease in cash used in our operations.

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

The following is a summary of the Company’s cash flows provided by (used in) / generated from operating, investing, and financing activities for the six months ended June 30, 2022 and 2021:

	Six months ended
	June 30,
	2022	2021
Net cash used in Operating Activities	$(237,593)	$(789,715)
Net cash used in investing activities	(418,955)	(355,705)
Net cash used in generated from financing activities	115,962	(17,182)
Foreign currency translation adjustment	(243,002)	(142,385)
Net Change in Cash and Cash Equivalents	$(783,588)	$(1,304,987)

Operating Activities

During the six months ended June 30, 2022, the Company incurred a net loss of $121,596 which, after adjusting for amortization, depreciation, dividend income, fair value loss on share investment, a decrease in inventories and a substantial reduction in trade receivables, deposits, trade payables, advance payment from customer, deferred revenue, operating lease liabilities, resulted in net cash of $237,593 being used in operating activities during the period. By comparison, during the six months ended June 30, 2021, the Company had a net profit of $367,006 after adjusting for amortization, depreciation, dividend income, fair value loss on share investments, an increase in inventories, a reduce in receivables and deposits, a substantial reduction in trade payables, operating lease liabilities, resulted in net cash of $789,715 being used in operating activities during the period.

Investing Activities

During the six months ended June 30, 2022, the Company had net cash of $418,955 used in investment activities from acquisition of share investment of $404,793 and purchase of plant and equipment. During the six months ended June 30, 2021, the Company had net cash from acquisition of share investment of $371,759, purchase of plant and equipment and disposal of other investments, resulting in net cash used in financing activities of $355,705

Financing Activities

During the six months ended June 30, 2022, Company had net cash of $115,962 generated from financing activities for 2.5 million shares subscriptions of $150,000 and fully repayment of a finance lease of $34,038. By comparison, during the six months ended June 30, 2021, we had net cash of $17,182 used in financing activities for continued the repayment of a finance lease and repayment of director.

Item 3. Certain Relationships and Related Transactions.

Keith Wong had on April 1, 2022 entered into a Consultancy Agreement with the Company for eighteen (18) months with a monthly fee of eight thousand dollars ($8,000).

Item 4. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 5. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of June 30, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting required improvement.

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

Changes in Internal Controls over Financial Reporting

During the period ended June 30, 2022, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities.

On April 12, 2022, the Company entered into Sales & Purchase Agreement with Keith Wong pursuant to which the Company agreed to the sales of 2,500,000 shares of its common stock at $0.06 per share. The issuance was exempt under Regulation S and/or Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit	Description
10.1	Securities Purchase Agreement between the Company and Kevin Wong

10.2	Consulting Agreement between the Company and Kevin Wong

31.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Company’s Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of the Company’s Principal Accounting Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

__________

+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIONEXUS GENE LAB CORPORATION

/s/ Sook Keng Yeoh
Sook Keng Yeoh
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Wei Li Leong
Wei Li Leong
Chief Financial Officer
(Principal Financial and Accounting Officer)

August 12, 2022

