Form 10-Q
period 2022-09-30
BioNexus Gene Lab Corp
filed 2022-11-14
CIK 1737523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 11, 2022, there were 173,718,152 shares of common stock, no par value per share, issued and outstanding.

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

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and elsewhere in this Quarterly Report on Form 10-Q.

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

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”))

		As of
		September 30,	December 31,
	Note	2022	2021
		(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and bank balances		478,181	578,511
Fixed deposits placed with financial institutions		984,088	1,545,408
Trade receivables	4	2,725,414	3,356,898
Other receivables, deposits and prepayments		72,600	79,517
Deferred cost of revenue		-	67,606
Tax recoverable	5	52,749	-
Inventories		1,095,943	1,521,915
Total current assets		5,408,975	7,149,855

NON-CURRENT ASSETS
Lease right of use asset, net	6	24,975	41,090
Property, plant and equipment, net	7	1,440,303	1,634,418
Other investments	8	923,983	749,027
Total non-current assets		2,389,261	2,424,535
TOTAL ASSETS		$7,798,236	$9,574,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	9	1,278,699	2,012,266
Other payables and accrued liabilities		35,945	71,814
Current portion of obligation under finance lease		-	21,235
Current portion of operating lease liabilities	6	11,782	18,272
Advance payment from customer		8,497	30,307
Deferred revenue		-	77,276
Tax payables	5	-	97,585
Total current liabilities		1,334,923	2,328,755

See accompanying notes to the condensed consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONT’D)

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”))

		As of
		September 30,	December 31,
	Note	2022	2021
		(Unaudited)	(Audited)

NON-CURRENT LIABILITIES
Non-current portion of obligation under finance lease		-	12,803
Non-current portion of operating lease liabilities	6	14,118	24,637
Deferred tax liabilities	5	25,541	28,416
Total non-current liabilities		39,659	65,856
TOTAL LIABILITIES		$1,374,582	$2,394,611

STOCKHOLDERS’ EQUITY
As at September 30, 2022, common stock, no par value; 300,000,000 shares authorized and 173,718,152 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding. As at December 31, 2021, common stock, no par value; 300,000,000 shares authorized and 171,218,152 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding.	10	10,929,574	10,779,574
Additional paid in capital		(5,011,891)	(5,011,891)
Accumulated surplus		1,313,361	1,512,358
Other comprehensive losses		(807,390)	(100,262)
TOTAL STOCKHOLDERS’ EQUITY		6,423,654	7,179,779

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$7,798,236	$9,574,390

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
REVENUE	$2,575,086	$3,575,966	$8,089,132	$10,117,296

COST OF REVENUE	(2,275,587)	(2,866,772)	(7,169,329)	(8,327,522)

GROSS PROFIT	299,499	709,194	919,803	1,789,774

OTHER INCOME	54,110	46,848	153,340	159,764

OPERATING EXPENSES
General and administrative	(418,824)	(383,401)	(1,241,631)	(1,094,774)

(LOSS)/PROFIT FROM OPERATIONS	(65,215)	372,641	(168,488)	854,764

FINANCE COSTS	(2,072)	(2,150)	(7,717)	(8,987)

(LOSS)/PROFIT BEFORE TAX	(67,287)	370,491	(176,205)	845,777

Tax expense	(10,114)	(75,169)	(22,792)	(183,449)

NET (LOSS)/PROFIT	$(77,401)	$295,322	$(198,997)	$662,328

Other comprehensive income:
Foreign currency translation loss	(320,592)	(56,940)	(707,128)	(272,876)
COMPREHENSIVE (LOSS)/INCOME	$(397,993)	$238,382	$(906,125)	$389,452

Earnings per share - Basic and diluted	0.00	0.00	0.00	0.00
Weighted average number of common shares outstanding – Basic and diluted	173,718,152	171,218,152	172,646,723	171,218,152

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AS OF SEPTEMBER 30, 2022 AND 2021

(Amount expressed in United States Dollars (“US$))

					Accumulated
			Additional		other
	Common stock		paid in	Accumulated	comprehensive	Total
	Number of shares	Amount	capital	surplus	income/(loss)	Equity
Balance as of December 31, 2020	171,218,152	$10,779,574	$(5,011,891)	$760,787	$133,684	$6,662,154
Net profit for the period	-	-	-	338,744	-	338,744
Foreign currency translation loss	-	-	-	-	(208,468)	(208,468)
Balance as of March 31, 2021	171,218,152	$10,779,574	$(5,011,891)	$1,099,531	$(74,784)	$6,792,430
Net profit for the period	-	-	-	28,262	-	28,262
Foreign currency translation loss	-	-	-	-	(7,468)	(7,468)
Balance as of June 30, 2021	171,218,152	$10,779,574	$(5,011,891)	$1,127,793	$(82,252)	$6,813,224
Net profit for the period	-	-	-	295,322	-	295,322
Foreign currency translation loss	-	-	-	-	(56,940)	(56,940)
Balance as of September 30,
2021	171,218,152	$10,779,574	$(5,011,891)	$1,423,115	$(139,192)	$7,051,606

					Accumulated
			Additional	Accumulated	other
	Common stock		paid in	surplus/	comprehensive	Total
	Number of shares	Amount	capital	(loss)	loss	Equity
Balance as of December 31, 2021	171,218,152	$10,779,574	$(5,011,891)	$1,512,358	$(100,262)	$7,179,779
Net profit for the period	-	-	-	17,066	-	17,066
Foreign currency translation loss	-	-	-	-	(68,776)	(68,776)
Balance as of March 31, 2022	171,218,152	$10,779,574	$(5,011,891)	$1,529,424	$(169,038)	$7,128,069
Net loss for the period	-	-	-	(138,662)	-	(138,662)
Issuance of shares	2,500,000	150,000	-	-	-	150,000
Foreign currency translation loss	-	-	-	-	(317,760)	(317,760)
Balance as of June 30, 2022	173,718,152	$10,929,574	$(5,011,891)	$1,390,762	$(486,798)	$6,821,647
Net loss for the period	-	-	-	(77,401)	-	(77,401)
Foreign currency translation loss	-	-	-	-	(320,592)	(320,592)
Balance as of September 30,
2022	173,718,152	$10,929,574	$(5,011,891)	$1,313,361	$(807,390)	$6,423,654

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss)/profit	$(198,997)	$662,328

Adjustments to reconcile net (loss)/profit to net cash (used in)/generated from operating activities:
Amortization of right of use asset	12,754	13,211
Depreciation of property, plant and equipment	66,608	68,488
Dividend income	(34,523)	(13,477)
Fair value loss on other investments	128,683	19,952
Loss on disposal of other investments	1,798	-
Operating (loss)/profit before working capital changes	(23,677)	750,502

Changes in operating assets and liabilities:
Inventories	425,972	(311,509)
Trade and other receivables	638,401	(198,553)
Deferred cost of revenue	67,606	-
Trade and other payables	(769,436)	(787,451)
Advance payment from customer	(21,810)	-
Deferred revenue	(77,276)	-
Operating lease liabilities	(17,009)	(15,836)
Tax recoverable	(153,209)	89,001
Net cash generated from/(used in) operating activities	69,562	(473,846)

Cash flows from investing activities:
Acquisition of other investment	(397,974)	(432,293)
Dividend income	34,523	13,477
Purchase of plant and equipment	(37,144)	(1,883)
Proceeds from disposal of other investments	-	6,414
Net cash used in investing activities	(400,595)	(414,285)

Cash flows from financing activities:
Repayment of finance lease	(34,038)	(21,343)
Repayments from Directors	-	(1,920)
Shares subscriptions	150,000	-
Net cash generated from/(used in) financing activities	115,962	(23,263)

Foreign currency translation adjustment	(446,579)	(175,902)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(661,650)	(1,087,296)
CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL YEAR	2,123,919	2,787,692

CASH AND CASH EQUIVALENTS, END OF FINANCIAL YEAR	$1,462,269	$1,700,396

CASH AND CASH EQUIVALENTS INFORMATION:
Fixed deposits placed with financial institutions	$984,088	$1,027,466
Cash at bank	478,181	672,930
Cash and cash equivalents, end of financial year	1,462,269	1,700,396

Supplementary cash flow information:
Interest paid	$(7,717)	$(8,987)
Income taxes paid	(123,599)	(94,373)

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

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

In the opinion of management, the consolidated balance sheet as of September 30, 2022 which has been derived from unaudited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2022 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

NOTE 2 - ORGANIZATION AND BUSINESS BACKGROUND

BioNexus Gene Lab Corp. was incorporated in the State of Wyoming on May 12, 2017. On August 23, 2017, the Company acquired all the outstanding capital stock of Bionexus Gene Lab Sdn. Bhd., a Malaysian corporation (“Subsidiary”). The Subsidiary was incorporated in Malaysia on April 7, 2015 which it then subsequently changed its name to Bionexus Gene Lab Sdn. Bhd.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The corporate structure as at September 30, 2022 is depicted below:

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

•	Cash and cash equivalents

Cash and cash equivalents represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of Nine months or less as of the purchase date of such investments.

•	Trade receivables

Trade receivables are recorded at the invoiced amount and interest bearing at a rate of 6% per annum on a case to case basis for customers that exceeded credit term. The normal trade credit term is generally on 30 days to 90 days term.. Management reviews the adequacy of the allowance for doubtful debts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Trade balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

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

Translation of amounts from MYR into US$1.00 has been made at the following exchange rates for the respective period and year:

	September 30,	December 31,
	2022	2021
Period ended September 30, 2022 /Year-ended December 31, 2021 US$1: MYR exchange rate	4.6340	4.1650

	January 1, 2022 to September 30, 2022	January 1, 2021 to September 30, 2021
9 months average US$1: MYR exchange rate	4.3442	4.1315

•	Related parties

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

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

As of September 30, 2022, and December 31, 2021, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 4 - TRADE RECEIVABLES

The Company has performed an analysis on all its trade receivables and determined that all amounts are collectible by the Company. As such, trade receivables are reflected as a current asset and no allowance for doubtful debts has been recorded as of September 30, 2022 and December, 31, 2021. The Company’s trade receivables consist of receivable from customers which are unrelated to the Company. The account receivables are interest bearing at a rate of 6% per annum on a case to case basis for customers that exceeded credit term. The normal trade credit term is generally on 30 days to 90 days term.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

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

	As of
	September 30,	December 31,
	2022	2021
Tax Recoverable
Local	$-	$-
Foreign, representing Malaysia	(52,749)	-
Tax Recoverable	(52,749)	-

Income tax liabilities:
Local	$-	$-
Foreign, representing Malaysia	-	97,585
Income tax payables	-	97,585

Deferred tax liabilities:
Local	$-	$-
Foreign, representing Malaysia	25,541	28,416
Deferred tax liabilities	25,541	28,416
Total	(27,208)	126,001

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 6 - LEASE RIGHT OF USE ASSET AND LEASE LIABILITIES

Operating lease right of use as follow:	As of
	September 30,	December 31,
	2022	2021
Balance as of beginning of the year	$41,090	$62,529
Reduction due to discount on rental	-	(913)
Less: Amortization	(11,956)	(18,305)
Foreign translation differences	(4,159)	(2,221)
Balance	$24,975	$41,090

Operating lease liability as follow:
	September 30,	December 31,
	2022	2021
Balance as of beginning of the year	$42,909	$63,079
Add: Addition of lease liabilities	-	(972)
Less: gross repayment	(13,939)	(16,856)
Add: imputed interest	1,273	2,704
Foreign translation differences	(4,343)	(5,046)
Balance as of end of the year	25,900	42,909
Less: lease liability current portion	(11,782)	(18,272)
Lease liability non-current portion	$14,118	$24,637

The amortization of the right of use asset for the nine months’ period ended September 30, 2022 and the year ended September 30, 2021 were $12,754 and $13,211 respectively.

Other information:	As of
	September 30, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$17,009	$20,169
Right of use assets obtained in exchange for operating lease liabilities	24,975	41,090
Remaining lease term for operating lease (years)	1	2
Weighted average discount rate for operating lease	$5.40%	$5.40%

Lease expenses for the nine months’ period ended September 30, 2022 and the year ended December 31, 2021 were $1,273 and $2,704, respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of
	September 30,	December 31,
	2022	2021
Air conditioner	$1,124	$1,124
Computer and software	2,516	1,814
Equipment	43,869	43,010
Furniture and fittings	87,122	86,961
Lab equipment	319,810	284,822
Land and buildings	1,506,969	1,506,969
Motor vehicle	137,914	137,914
Office equipment	38,134	37,700
Renovation	107,414	107,414
Signboard	704	704
	2,245,576	2,208,432
(Less): Accumulated depreciation	(592,239)	(525,631)
Add: Foreign translation differences	(213,034)	(48,383)
Property, plant and equipment, net	$1,440,303	$1,634,418

Depreciation expense for the nine months’ period ended September 30, 2022 and 2021 were $66,608 and $68,488 respectively.

NOTE 8 - OTHER INVESTMENTS

	As of
	September 30,	December 31,
	2022	2021
As of beginning of the year	$749,027	$281,668
Addition during the year	397,974	515,840
Disposal during the year	(1,798)	(6,392)
Fair value loss	(128,683)	(29,850)
Foreign exchange translation	(92,537)	(12,239)
As of end of the year	$923,983	$749,027

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The other investments consist of the following shares:

	As of
	September 30,	December 31,
	2022	2021
Investment in quoted shares:
Malaysia	627,169	590,788
Singapore	83,871	97,780
Hong Kong	212,943	58,584
	$923,983	$747,152
Investment in unquoted shares:
Malaysia	-	1,875
	$923,983	$749,027

NOTE 9 - TRADE PAYABLES

Trade payables are amounts billed to the Company by suppliers for goods and services in the ordinary course of business. All amounts have short-term repayment terms and vary by supplier.

NOTE 10 - STOCK HOLDERS’ EQUITY

As at September 30, 2022, the Company issued and outstanding common stock is 173,718,152 shares.

NOTE 11 - SEGMENTED INFORMATION

At September 30, 2022, the Company (“BGLC”) operates in the biochemical industry segment through its two Malaysian subsidiaries, BioNexus Malaysia and Chemrex.

BioNexus Gene Lab Corp., a Wyoming company

100% owned		100% owned
Bionexus Gene Lab Sdn. Bhd., a Malaysian company		Chemrex Corporation Sdn. Bhd., a Malaysian company

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

At September 30, 2022, the Company (“BGLC”) operates in the biochemical industry segment through its two Malaysian subsidiaries, BioNexus Malaysia and Chemrex.

For the quarter ended September 30, 2022, segmented (unaudited) revenue and net profit/(loss) (Currency expressed in United States Dollars (“US$”) are as follows:

	BioNexus Malaysia	Chemrex	BGLC	Total
	Nine months ended September 30, 2022

REVENUE	$39,409	$8,049,723	$-	$8,089,132

COST OF REVENUE	(19,173)	(7,150,156)	-	(7,169,329)

GROSS (LOSS)/PROFIT	20,236	899,567	-	919,803

OTHER INCOME	6,617	146,720	3	153,340

OPERATING EXPENSES
General and administrative	(157,686)	(906,698)	(177,247)	(1,241,631)

FINANCE COSTS	(2,196)	(5,521)	-	(7,717)

(LOSS)/PROFIT BEFORE TAX	(133,029)	134,068	(177,244)	(176,205)

Tax expense	-	(22,792)	-	(22,792)

NET (LOSS)/PROFIT	$(133,029)	$111,276	$(177,244)	$(198,997)

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	BioNexus Malaysia	Chemrex	BGLC	Total
	Nine months ended September 30, 2021
REVENUE	$1,504,064	$8,613,232	$-	$10,117,296

COST OF REVENUE	(1,057,314)	(7,270,208)	-	(8,327,522)

GROSS PROFIT	446,750	1,343,024	-	1,789,774

OTHER INCOME	5,335	154,429	-	159,764

OPERATING EXPENSES
General and administrative	(115,758)	(843,620)	(135,396)	(1,094,774)

FINANCE COSTS	(3,265)	(5,722)	-	(8,987)

PROFIT/(LOSS) BEFORE TAX	333,062	648,111	(135,396)	845,777

Tax expense	(38,068)	(145,381)	-	(183,449)

NET PROFIT/(LOSS)	$294,994	$502,730	$(135,396)	$662,328

	As of September 30, 2022 and December 31, 2021
	Total Assets		Total Liabilities
	2022	2021	2022	2021

BGLC & Bionexus	$870,929	$1,167,214	$64,914	$121,586
Chemrex	6,927,307	8,407,176	1,309,668	2,273,025
TOTAL	7,798,236	9,574,390	1,374,582	2,394,611

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 12 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2022 up through November 7, 2022 of these consolidated financial statements.

NOTE 13 - CONCENTRATION OF RISKS

a) Major customers

During the period, the Company did not have any material recognizable major customers accounted for 10% or more of the Company’s revenue for the financial period ended September 30, 2022 and 2021.

b) Major suppliers

During the period, the Company did not have any material recognizable major suppliers accounted for 10% or more of the Company’s cost of revenue for the financial period ended September 30, 2022 and 2021.

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

Chemrex’s corporate office and distribution and storage center is located at 4 Jalan CJ 1/6 Kawasan Perusahaan Cheras Jaya, Selangor, Malaysia. Its phone number is (+60) 1922-23815 and website is www.chemrex.com.my.

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

Translation of amounts from MYR into US$1.00 has been made at the following exchange rates for the respective period and year:

	September 30,	December 31,
	2022	2021
Period ended September 30, 2022 /Year-ended December 31, 2021 US$1: MYR exchange rate	4.6340	4.1650

	January 1, 2022 to September 30, 2022	January 1, 2021 to September 30, 2021
9 months average US$1: MYR exchange rate	4.3442	4,1315

Results of Operations

Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021.

The following table sets forth key selected financial data for the three months ended September 30, 2022 and 2021.

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended
	September 30,
	2022	2021
REVENUE	$2,575,086	$3,575,966

COST OF REVENUE	(2,275,587)	(2,866,772)

GROSS PROFIT	299,499	709,194

OTHER INCOME	54,110	46,848

OPERATING EXPENSES
General and administrative	(418,824)	(383,401)

(LOSS)/PROFIT FROM OPERATIONS	(65,215)	372,641

FINANCE COSTS	(2,072)	(2,150)

(LOSS)/PROFIT BEFORE TAX	(67,287)	370,491

Tax expense	(10,114)	(75,169)

NET (LOSS)/PROFIT	$(77,401)	$295,322
Other comprehensive income:
Foreign currency loss	(320,592)	(56,940)

COMPREHENSIVE (LOSS)/ INCOME	$(397,993)	$238,382

Segmented Information

	BioNexus Malaysia	Chemrex	BioNexus Malaysia	Chemrex
	Three months ended September 30, 2022		Three months ended September 30, 2021
REVENUE	$5,942	$2,569,144	$1,038,594	$2,537,372

COST OF REVENUE	(4,244)	(2,271,343)	(729,194)	(2,137,578)

GROSS (LOSS)/PROFIT	1,698	297,801	309,400	399,794

OTHER INCOME	2,332	51,775	1,488	45,360

OPERATING EXPENSES
General and administrative	(63,005)	(288,350)	(41,222)	(287,002)

FINANCE COSTS	(336)	(1,736)	(962)	(1,188)

(LOSS)/PROFIT BEFORE TAX	(59,311)	59,490	268,704	156,964

Tax expense	-	(10,114)	(37,414)	(37,755)

NET (LOSS)/PROFIT	$(59,311)	$49,376	$231,290	$119,209

Revenue. For the quarterly period ended September 30, 2022, we had total revenue of $2,575,086 as compared to total revenue of $3,575,966 for the same period in 2021, decreased by 28% from the prior period.

Chemrex contributed $2,569,144 (99.8%) of the total revenue for the current quarterly period as compared to $2,537,372 (71%) of the total revenue for the same quarter last year. Chemrex’s revenues had increased by $31,772 from prior quarter of $2,537,372 a 1.3% increase. The revenue increased in three months 2022 was due to customer demanding has gone up.

BioNexus-Malaysia contributed $5,942 (0.2%) of the total revenue for the current quarter as compared to revenue of $1,038,594 (29%) of the total revenue from the same quarter last year. Revenues had decreased by $1,032,652 from prior quarter of $1,038,594, a 99.4% decrease. A substantial decrease for the current period was due to Covid19 PCR test no longer require for air passengers traveling to several countries. By comparison, during last year three-month period, revenue from the outsource of Covid19 PCR test from MOH which began on May 2021. Currently this three months revenue for RNA test is lesser due to our resource focusing to complete the research/clinical test for cardiovascular diseases with INSTITUT JANTUNG NEGARA (IJM).

Cost of Revenue. For the quarterly period ended September 30, 2022, we incurred $2,275,587 in cost of revenues, as compared to $2,866,772 for the same quarter in 2021, a decrease of approximately 20.6% was due to reason as stated above.

Chemrex had incurred $2,271,343 (99.8%) of the total cost of revenue during the current quarter as compared to the same period last year wherein Chemrex had incurred $2,137,578 (74.6%) of the total cost of revenue. The increase in Chemrex’s cost of revenues by 6.3% for the current period was due to its increased revenues and reason as stated above.

BioNexus had incurred $4,244 (0.2%) of the total cost of revenues during the current quarter as compared to $729,194 (25.4%) for the same period in 2021. Cost of revenue had decreased by $724,950 from prior quarter of $729,194 a 99.4% decrease was due to its decreased revenues and reason as stated above.

Gross Profit. For the quarterly period ended September 30, 2022, we had total gross profit of $299,499 as compared to gross profit of $709,194 for the same period in 2021, a decrease by approximately 57.8% from the prior period.

Chemrex contributed $297,801 (99.4%) of the total gross profit for the current quarterly period as compared to $399,794 (56.4%) of the total gross profit for the same quarter last year. Chemrex’s gross profit decreased by $101,993 from prior quarter of $399,794, approximately 25.5% decrease. The gross profit decrease for Chemrex in current quarter was due to increase of material costs, international shipping freight costs plus foreign exchange rate and reason as stated above.

BioNexus-Malaysia contributed $1,698 (0.6%) of the total gross profit of $299,499 for the current quarter as compared to gross profit of $309,400 (43.6%) of the total gross profit from the same quarter last year. The substantial decrease by approximately 99.5% from the prior period due to its decreased revenues for the same reason stated above.

Other Income. For the quarterly period ended September 30, 2022, we had of $54,110, as compared to of $46,848 for the same quarter in 2021, an increase of approximately15.5%.

Chemrex contributed $51,775 (95.7%) of other income for the current quarterly period as compared to $45,360 (96.8%) of the other income for the same quarter last year. Chemrex’s other income increased by 14.1% due to dividends received from blue chip public companies listed on Malaysian Stock Exchange.

BioNexus-Malaysia contributed $2,332 (4.3%) of other income for the current quarter as compared to $1,488 (3.2%) of the other income for the same quarter last year. The increase by $844, approximately 56.70% due to an increased in bank interest earning.

Operating Expenses. For the quarterly period ended September 30, 2022, we had total operating expense of $418,824 as compared to total operating expenses of $383,401 for the same quarter in 2021, an increase by approximately 9.2%. It was due to general and administrative expenses which includes depreciation of fixed assets, employee compensation and benefits, professional fees and marketing and travel expenses.

Chemrex had incurred $288,350 (68.8%) of the total operating expenses for the current quarter as compared to $287,002 (74.9%) of the total operating expenses for the same quarter last year, an increase by 0.5%. The slight increase in operating expenses was due to insurances cost and loss on fair value of investment for current the period.

BioNexus-Malaysia had incurred $63,005 (15%) of the total operating expenses for the current quarter as compared to $41,222 (10.8%) of the total operating expenses for the same quarter last year, an increase by approximately 52.8%. The increase in operating costs of the current quarter was due to extra cost incurred for IJM Research/clinical test project including travelling expenses to USM Penang Lab and investment written off for company Genenews Diagnostic including debts.

BGLC, the holding company had incurred $67,469 (16.1%) of total operating expenses for the current quarter as compared to $55,177 (14.4%) of the total operating expenses for the same quarter last year. The increase of $12,292, approximately 22.3% in operating costs of the current quarter was due to the expenses incurred consultant fees for a vice president overlooking North America matters, director fees for three independent directors had hired and additional fees for SEC compliance services.

Loss/Profit from Operations. We had a loss from operations of $65,215 quarterly period ended September 30, 2022 as compared to a profit of $372,641 for the same period in 2021, a decrease by approximately 117.5% from the prior period, for the reasons discussed above.

Income tax expense. For the three-month period ended September 30, 2022, we had estimated income tax expenses of $10,114 from Chemrex as compared to $75,169 for the same quarter last year which is $37,755 (50.2%) for Chemrex and $37,414 (49.8%) for Bio-Nexus.

Foreign currency exchange loss. We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the US Dollar. Therefore, any change in the relevant exchange rate would require us to recognize a transaction gain or loss on revaluation. For the three-month period ended September 30, 2022, we experienced a foreign currency loss of $320,592 as compared with a foreign currency loss of $56,940 for the same period in 2021.

Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021.

The following table sets forth key selected financial data for the nine months ended September 30, 2022 and 2021.

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended
	September 30,
	2022	2021
REVENUE	$8,089,132	$10,117,296

COST OF REVENUE	(7,169,329)	(8,327,522)

GROSS PROFIT	919,803	1,789,774

OTHER INCOME	153,340	159,764

OPERATING EXPENSES
General and administrative	(1,241,631)	(1,094,774)

(LOSS)/PROFIT FROM OPERATIONS	(168,488)	854,764

FINANCE COSTS	(7,717)	(8,987)

(LOSS)/PROFIT BEFORE TAX	(176,205)	845,777

Tax expense	(22,792)	(183,449)

NET (LOSS)/PROFIT	$(198,997)	$662,328

Other comprehensive income:
Foreign currency loss	(707,128)	(272,876)

COMPREHENSIVE (LOSS)/ INCOME	$(906,125)	$389,452

Segmented Information

	BioNexus Malaysia	Chemrex	BioNexus Malaysia	Chemrex
	Nine months ended September 30, 2022		Nine months ended September 30, 2021
REVENUE	$39,409	$8,049,723	$1,504,064	$8,613,232

COST OF REVENUE	(19,173)	(7,150,156)	(1,057,314)	(7,270,208)

GROSS (LOSS)/PROFIT	20,236	899,567	446,750	1,343,024

OTHER INCOME	6,617	146,720	5,335	154,429

OPERATING EXPENSES
General and administrative	(157,686)	(906,698)	(115,758)	(843,620)

FINANCE COSTS	(2,196)	(5,521)	(3,265)	(5,722)

(LOSS)/PROFIT BEFORE TAX	(133,029)	134,068	333,062	648,111

Tax expense	-	(22,792)	(38,068)	(145,381)

NET (LOSS)/PROFIT	$(133,029)	$111,276	$294,994	$502,730

Revenue. For the nine months period ended September 30, 2022, we had total revenue of $8,089,132 as compared to total revenue of $10,117,296 for the same period in 2021, had decreased by $2,028,164 from prior period, approximately 20% decrease.

Chemrex contributed $8,049,723 (99.5%) of the total revenue for the current nine months period as compared to $8,613,232(85.1%) of the total revenue for the same period last year. Chemrex’s revenues had decreased by $563,509 from prior period, approximately 6.54% decrease. The revenue decreased in 2022 was due to lower of selling price for competitors.

BioNexus-Malaysia contributed $39,409 (0.5%) of the total revenue for the current nine months period as compared to revenue of $1,504,064 (14.9%) of the total revenue from the same period last year. BioNexus’s revenue had decreased by $1,464,655 from prior quarter, approximately 97.4% decrease. The revenue decreased in 2022 was due to the outsource contract for Covid19 PCR test from Ministry of Health (HHS) has ended since last year December 2021, currently, Covid19 PCR test and ART test had reduced due to the discontinuation on movement control by Malaysia Government and air passengers traveling were not required to have Covid-19 test.

Cost of Revenue. For the nine months period ended September 30, 2022, we incurred $7,169,329 in cost of revenues, as compared to $8,327,522 for the same period in 2021, decreased by $1,158,193 approximately 13.9% decrease was due to the same reason stated above.

Chemrex had incurred $7,150,156 (99.7%) of the total cost of revenue during the current period as compared to the same period last year wherein Chemrex had incurred $7,270,208 (87.3%) of the total in cost of revenue, decreased by $120,052, approximately 1.65% was due to the same reason stated above.

BioNexus had incurred $19,173 (0.3%) of the total cost of revenues during the current period as compared to $1,057,314 (12.7%) for the same period in 2022, decreased by $1,038,141 approximately 98.2% in cost of revenues for the current period was due to the same reason stated above.

Gross Profit. For the nine months period ended September 30, 2022, we had total gross profit of $919,803 as compared to gross profit of $1,789,774 for the same period in 2022, decreased by $869,971, approximately 48.6% from the prior period.

Chemrex contributed $899,567 (97.8%) of the total gross profit for the current nine months period as compared to $1,343,024 (75%) of the total gross profit for the same period last year. The gross profit decreased by $443,457, approximately 33% for current period was due to rising of material cost, increased international shipping freight costs and foreign exchange rate.

BioNexus-Malaysia contributed $20,236 (2.2%) of the total gross profit of $919,803 for the current nine months period as compared to $446,750 (25%) of the total gross profit of $1,789,774 from the same period last year. The gross profit decreased by 95.5% was due to its decreased revenues for the current period as according to reason stated above.

Other Income. For the nine months period ended September 30, 2022, we had $153,340 as compared to $159,764 for the same period in 2021, decreased by $6,424, approximately 4%.

Chemrex contributed $146,720 (95.7%) of other income for the current nine months period as compared to $154,429 (96.7%) of the other income for the same period last year. Chemrex’s other income decreased by $7,709, approximately 4.99% was due to losses on unrealized forex and bank interest.

BioNexus Malaysia had $6,617 (4.3%) for nine months period ended September 30, 2022 as compared to $5,335 (3.3%) for the same period in 2021, increased by $1,282, approximately 24% was due to last year higher bank interest gathered from the revenue generated by Covid-19 tests.

BGLC, had a gain on foreign exchange rate of $3 for the current nine months period.

Operating Expenses. For the nine months period ended September 30, 2022, we had a total operating expense of $1,241,631 as compared to total operating expenses of $1,094,774 for the same period in 2021. The increase of $146,857 approximately 13.4% was due to general and administrative expenses which includes depreciation of fixed assets, employee compensation and benefits, professional fees and marketing and travel expenses.

Chemrex had incurred $906,698 (73%) of the total operating expenses for the current nine months period as compared to $843,620 (77.1%) of the total operating expenses for the same period last year, increased by $63,078, approximately 7.48% due to the increased commission payout, fair value loss on investment and loss on realized forex.

BioNexus-Malaysia had incurred $157,686 (12.7%) of the total operating expenses for the current nine months period as compared to $115,758 (10.6%) of the total operating expenses for the same period last year. The increase of $41,928 approximately 36.2% in operating costs for the nine months period was due to increase of traveling expenses for marketing, increased of staff remuneration for hired new lab staffs, written off of investment and debtor of Genenews Diagnostic because company has been strike off and additional cost incurred for IJM Research/clinical test project.

BGLC, the holding company had incurred $177,247 (14.3%) of total operating expenses for the current nine months period as compared to $135,396 (12.4%) of the total operating expenses for the same period last year. The increase of $41,851, approximately 30.91% in operating costs of the current period was due to the increased expenses in travelling, consultant fees, independent director fee, expenses incurred on VC International club Membership for an opportunity to capture equity investment from VC International network and additional fee incurred for SEC Compliance services.

Loss/Profit from Operations. We had a loss from operations of $168,488 for nine months period ended September 30, 2022 as compared to profit of $854,764 for the same period in 2021. The decrease of $1,023,252, approximately 119.7% was due to the reasons discussed above.

Income tax expense. For the nine-months period ended September 30, 2022, we had $22,792 income tax which is a tax estimated for Chemrex and for Bionexus no tax provided as compared to $183,449 for the same period last year which was a tax estimated $145,381 (79.2%) from Chemrex and $38,068 (20.8%) from Bionexus.

Foreign currency exchange gain/(loss). We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the US Dollar. Therefore, any change in the relevant exchange rate would require us to recognize a transaction gain or loss on revaluation. For the nine-months period ended September 30, 2022, we experienced a foreign currency loss of $707,128 as compared with a foreign currency loss of $272,876 for the same period in 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2022, we had working capital of $4,074,052 compared with working capital of $4,821,100 as of December 31, 2021. The decrease in working capital as of September 30, 2022 from December 31, 2021 was due principally to the decrease in cash used in our operations.

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

The following is a summary of the Company’s cash flows provided by (used in) / generated from operating, investing, and financing activities for the nine months ended September 30, 2022 and 2021:

	Nine months ended
	September 30,
	2022	2021
Net cash generated from/(used in) Operating Activities	$69,562	$(473,846)
Net cash used in investing activities	(400,595)	(414,285)
Net cash generated from/(used in) financing activities	115,962	(23,263)
Foreign currency translation adjustment	(446,579)	(175,902)
Net Change in Cash and Cash Equivalents	$(661,650)	$(1,087,296)

Operating Activities

During the nine months ended September 30, 2022, the Company incurred a net loss of $198,997 which, after adjusting for amortization, depreciation, dividend income, fair value loss on share investment, a decrease in inventories and a substantial reduction in trade receivables, deposits, trade payables, advance payment from customer, deferred revenue, operating lease liabilities, resulted in net cash of $69,562 being generated from operating activities during the period. By comparison, during the nine months ended September 30, 2021, the Company had a net profit of $662,328 after adjusting for amortization, depreciation, dividend income, fair value loss on share investments, an increase in inventories, receivables and deposits, a substantial reduction in trade payables, operating lease liabilities, resulted in net cash of $473,846 being used in operating activities during the period.

Investing Activities

During the nine months ended September 30, 2022, the Company had net cash of $400,595 used in investment activities from acquisition of share investment of $397,974 and purchase of plant & equipment of $34,523 During the nine months ended September 30, 2021, the Company had net cash from acquisition of share investment of $432,293, purchase of plant and equipment and disposal of other investments, resulting in net cash used in financing activities of $414,285

Financing Activities

During the nine months ended September 30, 2022, Company had net cash of $115,962 generated from financing activities for 2.5 million shares subscriptions of $150,000 and fully repayment of a finance lease of $34,038. By comparison, during the nine months ended September 30, 2021, we had net cash of $23,263 used in financing activities for continued the repayment of a finance lease and repayment of director.

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

Item 5. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of September 30, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting required improvement.

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

Changes in Internal Controls over Financial Reporting

During the period ended September 30, 2022, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Company’s Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of the Company’s Principal Accounting Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

__________

+	In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

*	Filed herewith.

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

November 14, 2022

