Form 10-Q
period 2023-03-31
BioNexus Gene Lab Corp
filed 2023-05-09
CIK 1737523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of March 31, 2023, the aggregate market value of shares held by non-affiliates of the registrant was approximately $48,487,449.

As of the date of this filing, there were 173,718,152 shares of common stock, no par value per share, issued and outstanding.

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

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and elsewhere in this Quarterly Report on Form 10-Q.

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

(Currency expressed in United States Dollars (“US$”))

		As of
		March 31,	December 31,
	Note	2023	2022
		(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and bank balances		406,787	611,849
Fixed deposits placed with financial institutions		1,566,425	1,507,015
Trade receivables	3	2,528,746	2,868,364
Other receivables, deposits and prepayments		29,346	25,240
Tax recoverable	4	27,823	31,551
Inventories		899,636	977,807
Total current assets		5,458,763	6,021,826

NON-CURRENT ASSETS
Operating lease right of use assets	5	51,436	55,730
Property, plant and equipment, net	6	1,481,767	1,511,708
Other investments	7	1,194,675	1,150,898
Total non-current assets		2,727,878	2,718,336
TOTAL ASSETS		$8,186,641	$8,740,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	8	1,493,774	1,861,015
Other payables and accrued liabilities		37,550	103,370
Current portion of operating lease liabilities	5	16,733	16,569
Advance payment from customer		15,322	23,123
Total current liabilities		1,563,379	2,004,077

NON-CURRENT LIABILITIES
Non-current portion of operating lease liabilities	5	35,676	40,206
Deferred tax liabilities	4	30,678	30,866
Total non-current liabilities		66,354	71,072
TOTAL LIABILITIES		$1,629,733	$2,075,149

STOCKHOLDERS’ EQUITY
As at March 31, 2023, common stock, no par value; 300,000,000 shares authorized and 173,718,152 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding. As at December 31, 2022, common stock, no par value; 300,000,000 shares authorized and 173,718,152 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding.	10	10,929,574	10,779,574
Additional paid in capital		(5,011,891)	(5,011,891)
Accumulated surplus		1,087,326	1,156,392
Accumulated other comprehensive losses		(448,101)	(409,062)
TOTAL STOCKHOLDERS’ EQUITY		6,556,908	6,665,013

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$8,186,641	$8,740,162

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended
	March 31,
	2023	2022
REVENUE	$2,377,205	$3,028,945

COST OF REVENUE	(2,008,308)	(2,672,612)

GROSS PROFIT	368,897	356,333

OTHER INCOME	117,344	46,394

OPERATING EXPENSES
General and administrative	(536,872)	(368,036)

(LOSS)/PROFIT FROM OPERATIONS	(50,631)	34,691

FINANCE COSTS	(2,445)	(3,326)

(LOSS)/PROFIT BEFORE TAX	(53,076)	31,365

Tax expense	(15,990)	(14,299)

NET (LOSS)/PROFIT	$(69,066)	$17,066

Other comprehensive income:
Foreign currency translation loss	(39,039)	(68,776)
COMPREHENSIVE LOSS	$(108,105)	$(51,710)

Earnings per share - Basic and diluted	(0.001)	0.000
Weighted average number of common shares outstanding – Basic and diluted	173,718,152	171,218,152

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AS OF MARCH 31, 2023 AND 2022

(Amount expressed in United States Dollars (“US$))

					Accumulated
			Additional		other
	Common stock		paid in	Accumulated	comprehensive	Total
	Number of shares	Amount	capital	surplus	loss	Equity
Balance as of December 31, 2021	171,218,152	$10,779,574	$(5,011,891)	$1,512,358	$(100,262)	$7,179,779
Net profit for the period	-	-	-	17,066	-	17,066
Foreign currency translation loss	-	-	-	-	(68,776)	(68,776)
Balance as of March 31, 2022	171,218,152	$10,779,574	$(5,011,891)	$1,529,424	$(169,038)	$7,128,069

					Accumulated
			Additional		other
	Common stock		paid in	Accumulated	comprehensive	Total
	Number of shares	Amount	capital	surplus	loss	Equity
Balance as of December 31, 2022	173,718,152	$10,779,574	$(5,011,891)	$1,156,392	$(409,062)	$6,665,013
Net loss for the period	-	-	-	(69,066)	-	(69,066)
Foreign currency translation loss	-	-	-	-	(39,039)	(39,039)
Balance as of March 31, 2023	173,718,152	$10,779,574	$(5,011,891)	$1,087,326	$(448,101)	$6,556,908

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss)/profit	$(69,066)	$17,066

Adjustments to reconcile net (loss)/profit to net cash (used in)/generated from operating activities:
Amortization of right of use asset	3,972	4,341
Depreciation of property, plant and equipment	20,897	22,307
Dividend income	(8,692)	(7,230)
Fair value loss/(gain) on other investments	(37,399)	3,779
Gain on disposal of other investments	(4)	-
Operating (loss)/profit before working capital changes	(90,292)	40,263

Changes in operating assets and liabilities:
Inventories	78,171	(126,988)
Trade and other receivables	335,512	330,316
Deferred cost of revenue	-	67,606
Trade and other payables	(433,061)	(208,629)
Advance payment from customer	(7,801)	(30,200)
Deferred revenue	-	(77,276)
Operating lease liabilities	(4,366)	(5,007)
Tax recoverable	3,540	(27,924)
Net cash used in operating activities	(118,297)	(37,839)

Cash flows from investing activities:
Acquisition of other investment	(13,646)	(172,172)
Dividend income	8,692	7,230
Purchase of plant and equipment	(102)	(32,191)
Net cash used in investing activities	(5,056)	(197,133)

Foreign currency translation adjustment	(22,299)	(44,625)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(145,652)	(279,597)
CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL YEAR	2,118,864	2,123,919

CASH AND CASH EQUIVALENTS, END OF FINANCIAL YEAR	$1,973,212	$1,844,322

CASH AND CASH EQUIVALENTS INFORMATION:
Fixed deposits placed with financial institutions	$1,566,425	$1,237,472
Cash at bank	406,787	606,850
Cash and cash equivalents, end of financial year	1,973,212	1,844,322

Supplementary cash flow information:
Interest paid	$(2,445)	$(3,326)
Income taxes paid	(12,438)	(41,946)

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

BioNexus Gene Lab Corp. (the “Company”) was incorporated in the State of Wyoming on May 12, 2017. On August 23, 2017, the Company acquired all the outstanding capital stock of BGS Lab Sdn. Bhd., a Malaysian corporation (“BioNexus Malaysia”). BioNexus Malaysia was incorporated in Malaysia on April 7, 2015 which it then subsequently changed its name to Bionexus Gene Lab Sdn. Bhd.

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

The corporate structure as at March 31, 2023 is depicted below:

	BioNexus Gene Lab Corp. (a Wyoming company)

100%		100%

Bionexus Gene Lab Sdn Bhd (a Malaysia company)		Chemrex Corporation Sdn Bhd (a Malaysia Company)

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

•	Leases

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

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

Leasehold lands are depreciated over the period of lease term. Leased assets are depreciated over the shorter of the lease term and their useful lives unless it is reasonably certain that the Company will obtain ownership by the end of the lease term. Freehold land is not depreciated. Property, plant and equipment under construction are not depreciated until the assets are ready for their intended use.

Maintenance and repairs are charged to operations as incurred. Expenditures which substantially increase the useful lives of the related assets are capitalized. When properties are disposed, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the transaction takes place.

Fully depreciated plant and equipment are retained in the financial statements until they are no longer in use.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

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

FOR THE THREE MONTHS ENDED MARCH 31, 2023

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

FOR THE THREE MONTHS ENDED MARCH 31, 2023

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

Translation of amounts from MYR into US$1.00 has been made at the following exchange rates for the respective period and year:

	March 31,	December 31,
	2023	2022
Period ended March 31, 2023 /Year-ended December 31, 2022 US$1: MYR exchange rate	4.4170	4.3900

	January 1, 2023 to March 31, 2023	January 1, 2022 to March 31, 2022
3 months average US$1: MYR exchange rate	4.3968	4.1938

•	Related parties

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

FOR THE THREE MONTHS ENDED MARCH 31, 2023

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

As of March 31, 2023, and December 31, 2022, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

NOTE 3 - TRADE RECEIVABLES

The Company has performed an analysis on all its trade receivables and determined that all amounts are collectible by the Company. As such, trade receivables are reflected as a current asset and no allowance for impairment has been recorded as of March 31, 2023 and December, 31, 2022. The Company’s trade receivables consist of receivable from customers which are unrelated to the Company. The account receivables are interest bearing at a rate of 6% per annum on a case to case basis for customers that exceeded credit term. The normal trade credit term is generally on 30 days to 90 days term.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 4 - INCOME TAXES

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

	As of
	March 31,	December 31,
	2023	2022
Tax Recoverable
Local	$-	$-
Foreign, representing Malaysia	(27,823)	(31,551)
Tax Recoverable	(27,823)	(31,551)

Income tax liabilities:
Local	$-	$-
Foreign, representing Malaysia	-	-
Income tax payables	-	-

Deferred tax liabilities:
Local	$-	$-
Foreign, representing Malaysia	30,678	30,866
Deferred tax liabilities	30,678	30,866
Total	2,855	(685)

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

Operating lease right of use assets as follows:	As of
	March 31,	December 31,
	2023	2022
Balance as of beginning of the year	$55,730	$41,090
Add: Addition of lease liabilities	-	32,281
Less: Amortization	(3,954)	(15,534)
Foreign translation differences	(341)	(2,106)
Balance	$51,436	$55,730

Operating lease liabilities as follows:
	March 31,	December 31,
	2023	2022
Balance as of beginning of the year	$56,775	$42,909
Add: Addition of lease liabilities	-	30,770
Less: gross repayment	(4,875)	(19,618)
Add: imputed interest	855	4,913
Foreign translation differences	(346)	(2,199)
Balance as of end of the year	52,409	56,775
Less: lease liability current portion	(16,733)	(16,569)
Lease liability non-current portion	$35,676	$40,206

The amortization of the right of use asset for the three months’ period ended March 31, 2023 and the three months’ period ended March 31, 2022 were $3,972 and $4,341 respectively.

Other information:	As of
	March 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$(4,366)	$(126,686)
Right of use assets obtained in exchange for operating lease liabilities	51,436	55,730
Remaining lease term for operating lease (years)	3.75	4
Weighted average discount rate for operating lease	$6.40%	$6.40%

Lease expenses for the three months’ period ended March 31, 2023 and the year ended December 31, 2022 were $855 and $4,913, respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of
	March 31,	December 31,
	2023	2022
Air conditioner	$1,124	$1,124
Computer and software	2,516	2,516
Equipment	60,525	60,525
Furniture and fittings	87,122	87,122
Lab equipment	320,102	320,102
Land and buildings	1,506,969	1,506,969
Motor vehicle	137,914	137,914
Office equipment	38,213	38,213
Renovation	107,414	107,414
Signboard	806	704
	2,262,705	2,262,603
(Less): Accumulated depreciation	(611,214)	(590,317)
Add: Foreign translation differences	(169,724)	(133,982)
Property, plant and equipment, net	$1,481,767	$1,511,708

Depreciation expense for the three months’ period ended March 31, 2023 and 2022 were $20,897 and $22,307 respectively.

NOTE 7 - OTHER INVESTMENTS

	As of
	March 31,	December 31,
	2023	2022
As of beginning of the year	$1,150,898	$749,027
Addition during the year	13,646	511,706
Disposal during the year	-	(1,776)
Fair value loss	37,399	(70,628)
Foreign exchange translation	(7,268)	(37,431)
As of end of the year	$1,194,675	$1,150,898

The other investments consist of the following shares:

	As of
	March 31,	December 31,
	2023	2022
Investment in quoted shares:
Malaysia	689,531	659,970
Singapore	94,757	101,426
Hong Kong	410,387	389,502
	$1,194,675	$1,150,898

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 8 - TRADE PAYABLES

Trade payables are amounts billed to the Company by suppliers for goods and services in the ordinary course of business. All amounts have short-term repayment terms and vary by supplier.

NOTE 9 - CONCENTRATION OF RISKS

a) Major customers

During the period, the Company did not have any material recognizable major customers accounted for 10% or more of the Company’s revenue for the financial period ended March 31, 2023 and 2022.

b) Major suppliers

For month ended March 31, 2023 and 2022, the suppliers who accounted for 10% or more of the Company’s cost of sales and their balances at year ended are presented as follows:

	2023	2022	2023	2022	2023	2022
	Purchase		Percentage of purchases		Accounts payable trade
Vendor A	$410,208	$504,906	20.43%	18.89%	$408,334	$502,559
Vendor B	$314,739	$333,751	15.67%	12.49%	$313,300	$332,200
Vendor C	$213,965	$449,494	10.65%	16.82%	$199,312	$178,749
	$938,912	$1,288,151	46.75%	48.20%	$920,946	$1,013,508

NOTE 10 - STOCK HOLDERS’ EQUITY

As at March 31, 2023 and 2022, the Company issued and outstanding common stock is 173,718,152 and 171,218,152 shares respectively.

NOTE 11 - SEGMENTED INFORMATION

At March 31, 2023, the Company (“BGLC”) operates in the biochemical industry segment through its two Malaysian subsidiaries, BioNexus Malaysia and Chemrex.

	BioNexus Gene Lab Corp. (a Wyoming company)

100%		100%

Bionexus Gene Lab Sdn Bhd (a Malaysia company)		Chemrex Corporation Sdn Bhd (a Malaysia Company)

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

For the quarter ended March 31, 2023, segmented (unaudited) revenue and net profit/(loss) (Currency expressed in United States Dollars (“US$”) are as follows:

	BioNexus Malaysia	Chemrex	BGLC	Total
	Three months ended March 31, 2023

REVENUE	$7,436	$2,369,769	$-	$2,377,205

COST OF REVENUE	(5,347)	(2,002,961)	-	(2,008,308)

GROSS /PROFIT	2,089	366,808	-	368,897

OTHER INCOME	1,126	116,218	-	117,344

OPERATING EXPENSES
General and administrative	(46,255)	(383,177)	(107,440)	(536,872)

(LOSS)/PROFIT FROM OPERATIONS	(43,040)	99,849	(107,440)	(50,631)

FINANCE COSTS	(666)	(1,779)	-	(2,445)

(LOSS)/PROFIT BEFORE TAX	(43,706)	98,070	(107,440)	(53,076)

Tax expense	-	(15,990)	-	(15,990)

NET (LOSS)/PROFIT	$(43,706)	$82,080	$(107,440)	$(69,066)

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	BioNexus Malaysia	Chemrex	BGLC	Total
	Three months ended March 31, 2022
REVENUE	$24,269	$3,004,676	$-	$3,028,945

COST OF REVENUE	(8,038)	(2,664,574)	-	(2,672,612)

GROSS PROFIT	16,231	340,102	-	356,333

OTHER INCOME	2,076	44,306	12	46,394

OPERATING EXPENSES
General and administrative	(44,042)	(297,769)	(26,225)	(368,036)

(LOSS)/PROFIT FROM OPERATIONS	(25,735)	86,639	(26,213)	34,691

FINANCE COSTS	(799)	(2,527)	-	(3,326)

PROFIT/(LOSS) BEFORE TAX	(52,269)	170,751	(52,426)	31,365

Tax expense	-	(14,299)	-	(14,299)

NET PROFIT/(LOSS)	$(52,269)	$502,730	$(52,426)	$17,066

	As of March 31, 2023 and December 31, 2022
	Total Assets		Total Liabilities
	2023	2022	2023	2022

BGLC & Bionexus	$509,574	$677,477	$93,034	$108,390
Chemrex	7,677,067	8,062,685	1,536,699	1,966,759
TOTAL	8,186,641	8,740,162	1,629,733	2,075,149

NOTE 12 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2023 up through May 7, 2023 of these consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of Business

As used herein, unless the context otherwise indicates, references to the “Company,” “we,” “our,” “us,” “BioNexus” refer to BioNexus Gene Lab Corp., a Wyoming company (“BGLC”), and its wholly owned subsidiaries, Bionexus Gene Lab Sdn. Bhd. (“Bionexus Malaysia”), and Chemrex Corporation Sdn. Bhd. (“Chemrex”), both are Malaysian companies.

BGLC is an emerging molecular lab focused on the application of functional genomics to enable early detection of infectious diseases and cancers. On August 23, 2017, we acquired all of the outstanding capital stock of BioNexus Malaysia, which was incorporated in Malaysia on April 7, 2015. BioNexus Malaysia owns algorithm software, technology and know-how related to the detection of common diseases through blood analysis which we use in our business. Our non-invasive blood screening tests analyze changes in ribonucleic acid (or RNA) to Coronavirus, Dengue, HIV, HPV and the risk potentiality of cancers diseases. This unique blood genomic biomarker approach is based on the scientific observation that circulating blood reflects, in a detectable way, what is occurring throughout the body currently.

The corporate and principal office address of the Company and BioNexus Malaysia is Unit 02, Level 10, Tower B, Avenue 3, The Vertical Business Suite II, Bangsar South, No. 8 Jalan Kerinchi, Kuala Lumpur, Malaysia., our lab is located at Lab 353, Chemical Science Centre, University Science Malaysia, George Town, Penang, Malaysia. Another lab focuses on Covid-19 and Colon cancer screening is located at 4th floor, Lifecare Diagnostic Centre, Kuala Lumpur, Malaysia. Our telephone number is (+60) 1221-26512 and our website is www.bionexusgenelab.com.

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

The results of operations of our subsidiary, BioNexus-Malaysia, with respect to its RNA screening process have been adversely impacted by the onset of the Covid-19 pandemic followed by a number of prominent variants, including Alpha, Beta, Delta, and Omicron. Although new variants are an expected part of the evolution of viruses, new variant is more aggressive, highly transmissible, vaccine-resistant, able to cause more severe disease in Malaysia. We believe that most people were reluctant to visit hospitals and clinics in view of the post Covid-19 Omicron and its subvariants for fear of transmission from other patients or medical staff. Since our RNA screening is administered at a diagnostic center, our business has been adversely affected as a result.

The results of operations for Chemrex were adversely impacted during fiscal year 2022 and the 1st quarter of 2023 as businesses of Chemrex customers especially the manufacturers had suffered significant impact. Many of them across the country saw their supply chains interrupted, demand for their products and services decline, shortages in supplies and inputs.

Recent Developments.

We had proposed an annual $28m screening project to the Chief Secretary of the Health Ministry of Malaysia for a nationwide RNA screening on 0.2% of the population aged 40 and above. The Deputy Director General from Public Health met us on January 17, 2023 to examine the cost effectiveness of our RNA screening. While the Federal government is studying our proposal, Sabah state government planned to allocate $2.5m to establish a lab in Kota Kinabalu, Sabah capital city for Bionexus-Malaysia to work with local hospitals and state insurance corporation.  Meanwhile, we had presented our technology and expansion plan nationally and globally to the Minister of Science and Technology. We received favorable response and we are advised to submit for a $2m technology grant for the continuation of research, commercialization and expansion.

Translation of amounts from MYR into US$1.00 has been made at the following exchange rates for the respective period and year:

	March 31,	December 31,
	2023	2022
Period ended March 31, 2023 /Year-ended December 31, 2022 US$1: MYR exchange rate	4.4170	4.3900

	January 1, 2023 to March 31, 2023	January 1, 2022 to March 31, 2022
3 months average US$1: MYR exchange rate	4.3968	4,1938

Results of Operations

Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022.

The following table sets forth key selected financial data for the three months ended March 31, 2023 and 2022.

Consolidated

	Three months ended
	March 31,
	2023	2022
REVENUE	$2,377,205	$3,028,945

COST OF REVENUE	(2,008,308)	(2,672,612)

GROSS PROFIT	368,897	356,333

OTHER INCOME	117,344	46,394

OPERATING EXPENSES
General and administrative	(536,872)	(368,036)

(LOSS)/PROFIT FROM OPERATIONS	(50,631)	34,691

FINANCE COSTS	(2,445)	(3,326)

(LOSS)/PROFIT BEFORE TAX	(53,076)	31,365

Tax expense	(15,990)	(14,299)

NET (LOSS)/PROFIT	$(69,066)	$17,066
Other comprehensive income:
Foreign currency loss	(39,039)	(68,776)

COMPREHENSIVE LOSS	$(108,105)	$(51,710)

Segmented Information

	BioNexus Malaysia	Chemrex	BioNexus Malaysia	Chemrex
	Three months ended March 31, 2023		Three months ended March 31, 2022
REVENUE	$7,436	$2,369,769	$24,269	$3,004,676

COST OF REVENUE	(5,347)	(2,002,961)	(8,038)	(2,664,574)

GROSS PROFIT	2,089	366,808	16,231	340,102

OTHER INCOME	1,126	116,218	2,076	44,306

OPERATING EXPENSES
General and administrative	(46,255)	(383,177)	(44,042)	(297,769)

FINANCE COSTS	(666)	(1,779)	(799)	(2,527)

(LOSS)/PROFIT BEFORE TAX	(43,706)	98,070	(52,269)	170,751

Tax expense	-	(15,990)	-	(14,299)

NET (LOSS)/PROFIT	$(43,706)	$82,080	$(52,269)	$156,452

Revenue. For the quarter ended March 31, 2023, we had total revenue of $2,377,205 as compared to total revenue of $3,028,945 for the quarter ended March 31, 2022, decreased by 21.5% from the prior quarter.

Chemrex contributed $2,369,769 (99.7%) of the total revenue for the current quarter ended March 31, 2023 as compared to $3,004,676 (99.2%) of the total revenue for the quarter ended March 31, 2022. Chemrex’s revenues had a decrease by $634,907 of 21.13% from prior quarter. The revenue decreased in first quarter of 2023 was due to material cost for Resin & Fiberglass mat has been reduced in Malaysia. As a result, we adjusted the selling price of our product to stay competitive. Chemrex is catching up with the markets change post pandemic by targeting the right manufacturers to reduce cost of logistics and warehousing meanwhile may scarify some small retail business.

BioNexus-Malaysia contributed $7,436 (0.3%) of the total revenue for the quarter ended March 31, 2023 as compared to revenue of $24,269 (0.8%) of the total revenue from the quarter ended March 31, 2022. Revenues had decreased by $16,833 from prior quarter of $24,269, a 69.4% decrease. RNA screening process have been adversely impacted by the onset of the Covid-19 pandemic followed by a number of prominent variants, including Alpha, Beta, Delta, and Omicron. Although new variants are an expected part of the evolution of viruses, new variant is more aggressive, highly transmissible, vaccine-resistant, able to cause more severe disease in Malaysia. We believe that most people were reluctant to visit hospitals and clinics in view of the post Covid-19 Omicron and its subvariants for fear of transmission from other patients or medical staff. Since our RNA screening is administered at a diagnostic center, our business had been adversely affected as a result.

Cost of Revenue. For the quarter ended March 31, 2023, we incurred $2,008,308 in cost of revenues, as compared to $2,672,612 for the quarter ended March 31, 2022, a decrease of approximately 24.9% was due to reason as stated above.

Chemrex had incurred $2,002,961 (99.7%) of the total cost of revenue during the current quarter period ended March 31, 2023 as compared to the quarter ended March 31, 2022 wherein Chemrex had incurred $2,664,574 (99.7%) of the total cost of revenue. The decrease in Chemrex’s cost of revenues of 24.8% for the current period was due to its decreased revenues and reason as stated above.

BioNexus had incurred $5,347 (0.3%) of the total cost of revenues during the current quarter period ended March 31, 2023 as compared to $8,038 (0.3%) for the quarterly period ended March 31, 2022. Cost of revenue had decreased by $2,691 from prior quarter of 33.5% decrease was due to its decreased revenues and reason as stated above.

Gross Profit. For the quarterly period ended March 31, 2023, we had total gross profit of $368,897 as compared to gross profit of $356,333 for the quarterly period ended March 31, 2022, an increase by approximately 3.5% from the prior period.

Chemrex contributed $366,808 (99.4%) of the total gross profit for the current quarter ended March 31, 2023 as compared to $340,106 (95.4%) of the total gross profit for the quarter ended March 31, 2022. Chemrex’s gross profit increased by $26,706 from prior quarter, approximately 7.85% increase. The gross profit increase for Chemrex in current quarter was due to cost of revenue had been reduced.

BioNexus-Malaysia contributed $2,089 (0.6%) of the total gross profit of $368,897 for the current quarter ended March 31, 2023  as compared to gross profit of $16,231 (4.6%) of the total gross profit from the quarter ended March 31, 2022. The substantial decrease by approximately 87.1% from the prior period due to its decreased revenues and less lab consumables purchased for the same reason stated above.

Other Income. For the quarterly period ended March 31, 2023, we had of $117,344, as compared to of $46,394 for the quarterly period ended March 31, 2022, an increase of approximately 152.9%.

Chemrex contributed $116,218 (99%) of other income for the current quarter ended March 31, 2023 as compared to $44,306 (95.5%) of the other income for the quarter ended March 31, 2022. Chemrex’s other income increased by 162.3% due to gain on fair value of investment, bank interest earning and unrealized forex gain.

BioNexus-Malaysia contributed $1,126 (1%) of other income for the current quarter ended March 31, 2023 as compared to $2,076 (4.5%) of the other income for the quarter ended March 31, 2022. The decrease of 45.8% due to bank interest earning has been reduced.

Operating Expenses. For the quarter ended March 31, 2023, we had total operating expense of $536,872 as compared to total operating expenses of $368,036 for the quarter ended March 31, 2022, an increase by approximately 45.9%. It was due to general and administrative expenses which includes depreciation of fixed assets, employee compensation and benefits, professional fees and marketing and travel expenses.

Chemrex had incurred $383,177 (71.4%) of the total operating expenses for the current quarter ended March 31, 2023 as compared to $297,769 (80.9%) of the total operating expenses for the quarter ended March 31, 2022, an increase by 28.68%. The increase in operating expenses was due to commission, travelling and increased in medical expenses.

BioNexus-Malaysia had incurred $46,255 (8.6%) of the total operating expenses for the current quarter ended March 31, 2023 as compared to $44,042 (12%) of the total operating expenses for the quarter ended March 31, 2022, a slightly increase by 5%. The increase in operating costs of the current quarter was due to travelling and cost incurred for vehicle maintenance.

BGLC, the holding company had incurred $107,440 (20%) of total operating expenses for the current quarter ended March 31, 2023 as compared to $26,255 (7.1%) of the total operating expenses for the quarter ended March 31, 2022. The increase of $81,215, approximately 309.69% in operating costs for the quarter ended March 31, 2023 was due to the expenses on filing fees for form S-1, consultant fees for capital & corporation advisory services, fees for three independent board members and audit committee, SEC compliance services, SEC registration fee, increased fee of shareholder maintenance by Securities Transfer Corporation and an additional review fee for S-1.

Loss/Profit from Operations. We had a loss from operations of $50,631 for the quarter ended March 31, 2023 as compared to a profit of $34,691 for the quarter ended March 31, 2022, an increase by approximately 145.9% from the prior period, for the reasons discussed above.

Income tax expense. For the quarter ended March 31, 2023, we had estimated income tax expenses of $15,990 as compared to $14,299 for the quarter ended March 31, 2022 for Chemrex. There was no tax provision for Bio-Nexus Malaysia for the quarters ended March 31, 2023 and 2022.

Foreign currency exchange loss. We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the US Dollar. Therefore, any change in the relevant exchange rate would require us to recognize a transaction gain or loss on revaluation. For the three-month period ended March 31, 2023, we experienced a foreign currency loss of $39,039 as compared with a foreign currency loss of $68,776 for the three-month period ended March 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2023, we had working capital of $3,895,384 compared with working capital of $4,017,749 as of December 31, 2022. The decrease in working capital as of March 31, 2023 from December 31, 2022 was due principally to the decrease in cash used in our operations.

Our primary uses of cash had been for operations. The main sources of cash was generated from operational revenues and the private placement of our common stock. The following trends could result in a material decrease in our liquidity over the near to long term:

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

The following is a summary of the Company’s cash flows provided by (used in) / generated from operating, investing, and financing activities for the three months ended March 31, 2023 and 2022:

	Three months ended
	March 31,
	2023	2022
Net cash used in Operating Activities	$(118,297)	$(37,839)
Net cash used in investing activities	(5,056)	(197,133)
Net cash generated from/(used in) financing activities	-	-
Foreign currency translation adjustment	(22,299)	(44,625)
Net Change in Cash and Cash Equivalents	$(145,652)	$(279,597)

Operating Activities

During the first quarter ended March 31, 2023, the Company incurred a net loss of $69,066 which, after adjusting for amortization, depreciation, dividend income, fair value gain on share investment, a decrease in inventories, trade receivables and a substantial reduction in trade payables, operating lease liabilities, advance payment from customer, resulted in net cash of $118,297 being used in activities during the first quarter ended 2023. By comparison, during the first quarter ended March 31, 2022, the Company had a net profit of $17,066 after adjusting for amortization, depreciation, dividend income, fair value loss on share investments, an increase in inventories and a decrease in trade receivables, deposits, deferred cost of revenue, a substantial reduction in trade payables, operating lease liabilities, advance payment from customer, deferred revenue, resulted in net cash of $37,839 being used in operating activities during the period.

Investing Activities

During the first quarter ended March 31, 2023, the Company had net cash of $5,056 used in investment activities from acquisition of share investment of $13,646 and purchase of plant & equipment of $102. During the first quarter ended March 31, 2022, the Company had net cash from acquisition of share investment of $172,172 and purchase of plant and equipment of $32,191 resulting in net cash used in financing activities of $197,133.

Financing Activities

During the first quarter ended March 31, 2023 and 2022, Company had no financing activities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of March 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management had assessed the effectiveness of our internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting had improved. A material weakness could create reasonable possibility that a material misstatement in annual or interim financial statements. The management considers its internal control over financial reporting required further improvement.

Management had concluded an internal control over financial reporting and glad to note that a majority of our Board of Directors were made up of independent directors and the Audit Committee comprised of all independent directors since 2022, the adequacy in the monitoring of required internal controls and procedures were improving.

While these control deficiencies did not result in any audit adjustments to our 2022 or 2021 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties.

To the extent reasonably possible, given our limited resources, upon consummation of a merger with a private operating company, the Company had been relying on three or more individuals. We were expanding our current board of directors to include additional independents willing to perform directorial functions. Since the recited remedial actions and we would hire or engage additional personnel, this material weakness would be overcome in the near term. Until such remedial actions could be realized, we would continue to rely on the advice of outside professionals and consultants.

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

Changes in Internal Controls over Financial Reporting

During the period ended March 31, 2023, there had been no change in internal control over financial reporting that had materially affected or was reasonably likely to materially affect our internal control over financial reporting.

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

May 9, 2023

