Form 10-Q
period 2023-06-30
BioNexus Gene Lab Corp
filed 2023-08-16
CIK 1737523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________

Commission File Number: 333-229399

BIONEXUS GENE LAB CORP.
(Exact name of registrant as specified in its charter)

Wyoming	35-2604830
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Unit 02, Level 10 Tower B, Avenue 3, The Vertical Business Suite II Bangsar South No. 8 Jalan Kerinchi Kuala Lumpur, Malaysia	59200
(Address of Principal Executive Offices)	(Zip Code)

+60 1221-26512

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	BGLC	The Nasdaq Stock Market LLC

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

As of August 14, 2023, there were 17,698,549 shares of common stock, no par value per share, issued and outstanding.

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

ITEM 1. Financial Statements

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

(Currency expressed in United States Dollars (“US$”))

		As of
		June 30,	December 31,
	Note	2023	2022
		(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and bank balances		297,084	611,849
Fixed deposits placed with financial institutions		1,461,596	1,507,015
Trade receivables	3	2,195,815	2,868,364
Other receivables, deposits and prepayments		47,481	25,240
Tax recoverable	4	59,000	31,551
Inventories		1,165,773	977,807
Total current assets		5,226,749	6,021,826

NON-CURRENT ASSETS
Operating lease right of use assets	5	44,896	55,730
Property, plant and equipment, net	6	1,396,621	1,511,708
Other investments	7	1,230,674	1,150,898
Total non-current assets		2,672,191	2,718,336
TOTAL ASSETS		$7,898,940	$8,740,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	8	1,822,506	1,861,015
Other payables and accrued liabilities		30,771	103,370
Current portion of operating lease liabilities	5	16,098	16,569
Advance payment from customer		7,094	23,123
Total current liabilities		1,876,469	2,004,077

NON-CURRENT LIABILITIES
Non-current portion of operating lease liabilities	5	29,658	40,206
Deferred tax liabilities	4	29,047	30,866
Total non-current liabilities		58,705	71,072
TOTAL LIABILITIES		$1,935,174	$2,075,149

STOCKHOLDERS’ EQUITY
As at June 30, 2023, common stock, no par value; 300,000,000 shares authorized and 173,718,152 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding. As at December 31, 2022, common stock, no par value; 300,000,000 shares authorized and 173,718,152 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding.	10	10,929,574	10,929,574
Additional paid in capital		(5,011,891)	(5,011,891)
Accumulated surplus		828,075	1,156,392
Accumulated other comprehensive losses		(781,992)	(409,062)
TOTAL STOCKHOLDERS’ EQUITY		5,963,766	6,665,013

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$7,898,940	$8,740,162

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
REVENUE	$2,566,848	$2,485,101	$4,944,053	$5,514,046

COST OF REVENUE	(2,227,134)	(2,221,130)	(4,235,442)	(4,893,742)

GROSS PROFIT	339,714	263,971	708,611	620,304

OTHER INCOME	195,164	52,848	312,508	99,230

OPERATING EXPENSES
General and administrative	(807,077)	(454,783)	(1,343,949)	(822,807)

LOSS FROM OPERATIONS	(272,199)	(137,964)	(322,830)	(103,273)

FINANCE COSTS	(3,042)	(2,319)	(5,487)	(5,645)

LOSS BEFORE TAX	(275,241)	(140,283)	(328,317)	(108,918)

Tax credit/ (expense)	15,990	1,621	-	(12,678)

NET LOSS	$(259,251)	$(138,662)	$(328,317)	$(121,596)

Other comprehensive income:
Foreign currency translation loss	(333,891)	(317,760)	(372,930)	(386,536)
COMPREHENSIVE LOSS	$(593,142)	$(456,422)	$(701,247)	$(508,132)

Earnings per share - Basic and diluted	(0.003)	(0.003)	(0.004)	(0.003)
Weighted average number of common shares outstanding – Basic and diluted	173,718,152	172,976,394	173,718,152	172,102,130

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AS OF JUNE 30, 2023 AND 2022

(Amount expressed in United States Dollars (“US$))

					Accumulated
	Common stock		Additional paid in	Accumulated	other comprehensive	Total
	Number of shares	Amount	capital	surplus	loss	Equity
Balance as of December 31, 2021	171,218,152	$10,779,574	$(5,011,891)	$1,512,358	$(100,262)	$7,179,779
Net profit for the period	-	-	-	17,066	-	17,066
Foreign currency translation loss	-	-	-	-	(68,776)	(68,776)
Balance as of March 31, 2022	171,218,152	$10,779,574	$(5,011,891)	$1,529,424	$(169,038)	$7,128,069
Net loss for the period	-	-	-	(138,662)	-	(138,662)
Issuance of shares	2,500,000	150,000	-	-	-	150,000
Foreign currency translation loss	-	-	-	-	(317,760)	(317,760)
Balance as of June 30, 2022	173,718,152	$10,929,574	$(5,011,891)	$1,390,762	$(486,798)	$6,821,647

	Common stock		Additional paid in	Accumulated	Accumulated other comprehensive	Total
	Number of shares	Amount	capital	surplus	loss	Equity
Balance as of December 31, 2022	173,718,152	$10,929,574	$(5,011,891)	$1,156,392	$(409,062)	$6,665,013
Net loss for the period	-	-	-	(69,066)	-	(69,066)
Foreign currency translation loss	-	-	-	-	(39,039)	(39,039)
Balance as of March 31, 2023	173,718,152	$10,929,574	$(5,011,891)	$1,087,326	$(448,101)	$6,556,908
Net loss for the period	-	-	-	(259,251)	-	(259,251)
Foreign currency translation loss	-	-	-	-	(333,891)	(333,891)
Balance as of June 30, 2023	173,718,152	$10,929,574	$(5,011,891)	$828,075	$(781,992)	$5,963,766

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(328,317)	$(121,596)

Adjustments to reconcile net loss to net cash used in from operating activities:
Amortization of right of use asset	7,891	8,586
Allowances for expected credit losses	291,940	-
Bad debts	4,078	-
Depreciation of property, plant and equipment	41,587	44,943
Dividend income	(19,788)	(19,322)
Fair value (gain)/loss on other investments	(140,862)	63,202
Interest	4,212	3,785
Property, plant and equipment written off	18	-
Operating loss before working capital changes	(139,241)	(20,402)

Changes in operating assets and liabilities:
Inventories	(187,966)	9,717
Trade and other receivables	354,290	526,165
Deferred cost of revenue	-	67,606
Trade and other payables	(111,108)	(635,694)
Advance payment from customer	(16,029)	(30,307)
Deferred revenue	-	(77,276)
Operating lease liabilities	(11,019)	(11,182)
Tax recoverable	(29,268)	(62,435)
Net cash used in operating activities	(140,341)	(233,808)

Cash flows from investing activities:
Acquisition of other investment	(13,444)	(404,793)
Dividend income	19,788	19,322
Purchase of plant and equipment	(14,458)	(33,484)
Net cash used in investing activities	(8,114)	(418,955)

Cash flows from financing activities:
Interest	(4,212)	(3,785)
Repayment of finance lease	-	(34038)
Shares subscriptions	-	150,000
Net cash (used in)/generated from financing activities	(4,212)	112,177
Foreign currency translation adjustment	(207,517)	(243,002)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(360,184)	(783,588)
CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL YEAR	2,118,864	2,123,919

CASH AND CASH EQUIVALENTS, END OF FINANCIAL YEAR	$1,758,680	$1,340,331

CASH AND CASH EQUIVALENTS INFORMATION:
Fixed deposits placed with financial institutions	$1,461,596	$849,744
Cash at bank	297,084	490,587
Cash and cash equivalents, end of financial year	1,758,680	1,340,331

Supplementary cash flow information:
Interest paid	$(5,487)	$(5,645)
Income taxes paid	(30,635)	(73,547)

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

The corporate structure as at June 30, 2023 is depicted below:

BioNexus Gene Lab Corp., a Wyoming company

100% owned		100% owned
Bionexus Gene Lab Sdn. Bhd., a Malaysian company		Chemrex Corporation Sdn. Bhd., a Malaysian company

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

Trade receivables are recorded at the invoiced amount and Chemrex do charge interest to certain debtors with overdue outstanding. Management reviews the adequacy of the allowance for impairment on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and current economic conditions to adjust in the allowance when it is considered necessary. Trade balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

•	Inventories

Inventories consisting of products available for sell are stated at the lower of cost or market value. Cost of inventory is determined using the first-in, first-out (FIFO) method. Inventory reserve is recorded to write down the cost of inventory to the estimated market value due to slow-moving merchandise and damaged goods, which is dependent upon factors such as historical and forecasted consumer demand, and promotional environment. The Company takes ownership, risks, and rewards of the products purchased. Write downs are recorded in cost of revenues in the Statement of Operations and Comprehensive Income.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

•	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on a straight-line basis to write off the cost over the following expected useful lives of the assets concerned.

The principal annual rates used are as follows:

Categories	Principal Annual Rates
Air conditioner	20%
Buildings	2%
Computer and software	33%
Equipment	20%
Furniture and fittings	10% to 20%
Lab Equipment	10%
Motor vehicle	10% to 20%
Office equipment	20%
Renovation	10% to 20%
Signboard	10%

Leasehold lands are depreciated over the period of the lease term. Leased assets are depreciated over the shorter of the lease term and their useful lives unless it is reasonably certain that the Company will obtain ownership by the end of the lease term. Freehold land is not depreciated. Property, plant and equipment under construction are not depreciated until the assets are ready for their intended use

Maintenance and repairs are charged to operations as incurred. Expenditures which substantially increase the useful lives of the related assets are capitalized. When properties are disposed, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the transaction takes place.

Fully depreciated plant and equipment are retained in the financial statements until they are no longer in use.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

•	Impairment of long-lived assets

Long-lived assets primarily include goodwill, intangible assets and property, plant and equipment. In accordance with the provision of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets,” the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each fiscal year, or more frequently if indicators of impairment exist, such as a significant, sustained change in the business climate. The recoverability of long-lived assets is measured at the lowest level group. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the years presented.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

The Company calculates net earnings or loss per share in accordance with ASC Topic 260 “Earnings per share.” Basic earnings or loss per share is computed by dividing the net earnings or loss by the weighted average number of common shares outstanding during the period. Diluted earnings or loss per share is computed similar to basic earnings or loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

The functional currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the subsidiaries maintain their books and records in a local currency, Malaysian Ringgit (“MYR” or “RM”), which is functional currency as being the primary currency of the economic environment in which the subsidiaries operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement,” using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income.

Translation of amounts from MYR into US$1.00 has been made at the following exchange rates for the respective period and year:

	June 30,	December 31,
	2023	2022
Period ended June 30, 2023 /Year-ended December 31, 2022 US$1: MYR exchange rate	4.6650	4.3900

	January 1, 2023 to June 30, 2023	January 1, 2022 to June 30, 2022
6 months average US$1: MYR exchange rate	4.4629	4.2710

•	Related parties

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

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a six-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

☐	Level 1 : Observable inputs such as quoted prices in active markets;

☐	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

☐	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

As of June 30, 2023, and December 31, 2022, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

☐	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

☐	Recently Adopted Accounting Standards

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. In November 2019, the FASB issued ASU 2019-10 highlighted the adoption timeline. For smaller reporting entities, Topic 326 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years, of which is effective for the Company on January 1, 2023

Credit loss rate is determined by historical collection based on aging schedule, adjusted for current conditions using reasonable and supportable forecasts. Based on the aging categorization and the adjusted loss rate per category, an allowance for credit losses is calculated by multiplying the adjusted loss rate with the amortized cost in the respective age category.

NOTE 3 - TRADE RECEIVABLES

The Company has performed an analysis on all its trade receivables. As such, trade receivables are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful debts and expected credit losses is made when collection of the full amount is no longer probable. Bad debts are written off as identified for the quarter ended June 30, 2023. The Company’s trade receivables consist of receivable from customers which are unrelated to the Company. The account receivables are interest bearing at a rate of 6% per annum on a case to case basis for customers that exceeded credit term. The normal trade credit term is generally on 30 days to 90 days term.

	As of
	June 30,	December 31,
	2023	2022

Trade receivables	2,487,755	2,868,364
Allowances for expected credit losses	(291,940)	-
	$2,195,815	$2,868,364

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

Malaysia

BioNexus Malaysia and Chemrex are both subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range of 24% on its assessable income.

	As of
	June 30,	December 31,
	2023	2022
Tax Recoverable
Local	$-	$-
Foreign, representing Malaysia	(59,000)	(31,551)
Tax Recoverable	(59,000)	(31,551)

Income tax liabilities:
Local	$-	$-
Foreign, representing Malaysia	-	-
Income tax payables	-	-

Deferred tax liabilities:
Local	$-	$-
Foreign, representing Malaysia	29,047	30,866
Deferred tax liabilities	29,047	30,866
Total	(29,953)	(685)

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 5 – OPERATING LEASE RIGHT OF USE ASSET AND LEASE LIABILITIES

Lease liabilities are measured at present value of the sum of remaining rental payment as of recognition with a discount rate of 6.40% per annum adopted from Malayan Banking (Maybank) Berhad's base rate as a reference for the discount rate, as this bank is the largest bank and national bank of Malaysia.

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease costs are classified within operating activities in the statement of cash flows.

Operating lease right of use assets as follows:	As of
	June 30,	December 31,
	2023	2022
Balance as of beginning of the year	$55,730	$41,090
Add: Addition of lease liabilities	-	32,281
Less: Amortization	(7,549)	(15,534)
Foreign translation differences	(3,285)	(2,107)
Balance	$44,896	$55,730

Operating lease liabilities as follows:
	June 30,	December 31,
	2023	2022
Balance as of beginning of the year	$56,775	$42,909
Add: Addition of lease liabilities	-	30,770
Less: gross repayment	(9,231)	(19,618)
Add: imputed interest	1,559	4,913
Foreign translation differences	(3,347)	(2,199)
Balance as of end of the year	45,756	56,775
Less: lease liability current portion	(16,098)	(16,569)
Lease liability non-current portion	$29,658	$40,206

The amortization of the right of use asset for the six months’ period ended June 30, 2023 and six months’ period ended June 30, 2022 were $7,891 and $8,586 respectively.

Other information:	As of
	June 30, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$(11,019)	$(126,686)
Right of use assets obtained in exchange for operating lease liabilities	44,896	55,730
Remaining lease term for operating lease (years)	3.5	4
Weighted average discount rate for operating lease	$6.40%	$6.40%

Lease expenses for the six months’ period ended June 30, 2023 and the year ended December 31, 2022 were $1,559 and $4,913, respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of
	June 30,	December 31,
	2023	2022
Air conditioner	$1,124	$1,124
Computer and software	2,516	2,516
Equipment	59,801	60,525
Furniture and fittings	100,118	87,122
Lab equipment	320,102	320,102
Land and buildings	1,506,969	1,506,969
Motor vehicle	137,914	137,914
Office equipment	33,167	38,213
Renovation	98,597	107,414
Signboard	806	704
	2,261,114	2,262,603
(Less): Accumulated depreciation	(615,975)	(590,317)
Add: Foreign translation differences	(248,518)	(160,578)
Property, plant and equipment, net	$1,396,621	$1,511,708

Depreciation expense for the six months’ period ended June 30, 2023 and 2022 were $41,587 and $44,943 respectively.

NOTE 7 - OTHER INVESTMENTS

	As of
	June 30,	December 31,
	2023	2022
As of beginning of the year	$1,150,898	$749,027
Addition during the year	13,444	511,706
Disposal during the year	-	(1,776)
Fair value gain/(loss)	140,862	(70,628)
Foreign exchange translation	(74,530)	(37,431)
As of end of the year	$1,230,674	$1,150,898

The other investments consist of the following shares:
	As of
	June 30,	December 31,
	2023	2022
Investment in quoted shares:
Malaysia	737,367	659,970
Singapore	85,488	101,426
Hong Kong	407,819	389,502
	$1,230,674	$1,150,898

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 8 - TRADE PAYABLES

Trade payables are amounts billed to the Company by suppliers for goods and services in the ordinary course of business. All amounts have short-term repayment terms and vary by supplier.

NOTE 9 - CONCENTRATION OF RISKS

a) Major customers

During the three months and six months ended June 30, 2023 and 2022, the Company did not have any material recognizable major customers accounted for 10% or more of the Company’s revenue.

b) Major suppliers

For three months ended June 30, 2023 and 2022, the suppliers who accounted for 10% or more of the Company’s cost of sales and their balances at year ended are presented as follows:

	2023	2022	2023	2022	2023	2022
	Purchase		Percentage of purchases		Accounts payable trade
Vendor A	$471,363	$345,662	21.16%	15.56%	$547,406	$426,165
Vendor B	$440,135	$236,779	19.76%	10.66%	$426,509	$234,314
Vendor C	$275,175	$-	12.36%	-	$-	$-
Vendor D	$254,165	$253,960	11.41%	11.43%	$195,856	$251,316
Vendor E	$244,265	$424,781	10.97%	19.12%	$256,315	$214,213
	$1,685,103	$1,261,182	75.66%	56.78%	$1,426,086	$1,126,008

For six months ended June 30, 2023 and 2022, the suppliers who accounted for 10% or more of the Company’s cost of sales and their balances at year ended are presented as follows:

	2023	2022	2023	2022	2023	2022
	Purchase		Percentage of purchases		Accounts payable trade
Vendor A	$850,293	$731,918	20.08%	14.96%	$426,509	$234,314
Vendor B	$669,389	$657,426	15.80%	13.43%	$547,406	$426,165
Vendor C	$567,721	$583,334	13.40%	11.92%	$195,856	$251,316
Vendor D	$458,405	$870,145	10.82%	17.78%	$256,315	$214,213
	$2,545,808	$2,842,823	60.11%	58.09%	$1,426,086	$1,126,008

NOTE 10 - STOCK HOLDERS’ EQUITY

As of June 30, 2023 and 2022, the Company issued and outstanding common stock are 173,718,152 shares, respectively.

NOTE 11 - SEGMENTED INFORMATION

At June 30, 2023, the Company (“BGLC”) operates in the biochemical industry segment through its two Malaysian subsidiaries, BioNexus Malaysia and Chemrex.

BioNexus Gene Lab Corp., a Wyoming company

100% owned		100% owned
Bionexus Gene Lab Sdn. Bhd., a Malaysian company		Chemrex Corporation Sdn. Bhd., a Malaysian company

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

At June 30, 2023, the Company (“BGLC”) operates in the biochemical industry segment through its two Malaysian subsidiaries, BioNexus Malaysia and Chemrex.

For the six months ended June 30, 2023, segmented (unaudited) revenue and net profit/(loss) (Currency expressed in United States Dollars (“US$”) are as follows:

	BioNexus Malaysia	Chemrex	BGLC	Total
	Six months ended June 30, 2023

REVENUE	$11,932	$4,932,121	$-	$4,944,053

COST OF REVENUE	(7,548)	(4,227,894)	-	(4,235,442)

GROSS PROFIT	4,384	704,227	-	708,611

OTHER INCOME	2,165	310,343	-	312,508

OPERATING EXPENSES
General and administrative	(98,720)	(1,025,896)	(219,333)	(1,343,949)

LOSS FROM OPERATIONS	(92,171)	(11,326)	(219,333)	(322,830)

FINANCE COSTS	(1,275)	(4,212)	-	(5,487)

LOSS BEFORE TAX	(93,446)	(15,538)	(219,333)	(328,317)

Tax expense	-	-	-	-

NET LOSS	$(93,446)	$(15,538)	$(219,333)	$(328,317)

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	BioNexus Malaysia	Chemrex	BGLC	Total
	Six months ended June 30, 2022
REVENUE	$33,467	$5,480,579	$-	$5,514,046

COST OF REVENUE	(14,929)	(4,878,813)	-	(4,893,742)

GROSS PROFIT	18,538	601,766	-	620,304

OTHER INCOME	4,285	94,945	-	99,230

OPERATING EXPENSES
General and administrative	(94,681)	(618,348)	(109,778)	(822,807)

(LOSS)/PROFIT FROM OPERATIONS	(71,858)	78,363	(109,778)	(103,273)

FINANCE COSTS	(1,860)	(3,785)	-	(5,645)

PROFIT/(LOSS) BEFORE TAX	(73,718)	74,578	(109,778)	(108,918)

Tax expense	-	(12,678)	-	(12,678)

NET PROFIT/(LOSS)	$(73,718)	$61,900	$(109,778)	$(121,596)

	As of June 30, 2023 and December 31, 2022
	Total Assets		Total Liabilities
	2023	2022	2023	2022

BGLC & Bionexus	$323,500	$677,477	$81,439	$108,390
Chemrex	7,575,440	8,062,685	1,853,735	1,966,759
TOTAL	7,898,940	8,740,162	1,935,174	2,075,149

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 12 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2023 up through August 16, 2023 of these consolidated financial statements.

(a) Initial Public Offering

On July 20, 2023, the Company entered into an underwriting agreement (the "Underwriting Agreement") with Network 1 Financial Securities, Inc., as underwriter (the "Underwriter") pursuant to which the Company agreed to issue and sell, in a firm commitment underwritten public offering by the Company (the "Offering") of 1,250,000 shares of common stock, no par value, priced at a public offering price of $4.00 per share.

In addition, pursuant to the Underwriting Agreement, the Underwriter was granted a 45-day option (the "Over-Allotment Option") to purchase up to an additional 187,500 shares of common stock at the public offering price of $4.00 per share. The Underwriter fully exercised the Over-Allotment Option on July 24, 2023.

The securities were offered by the Company pursuant to the registration statement on Form S-1 (File No. 333-269753), which was originally filed with the U.S. Securities and Exchange Commission (the "Commission") under the Securities Act of 1933, as amended, on February 14, 2023, and declared effective by the Commission on July 19, 2023.

On July 24, 2023, the Offering closed, and the Company issued and sold 1,437,500 shares of common stock, including 187,500 shares sold pursuant to the exercise of the Over-Allotment Option. The Offering was priced at $4.00 per share for total gross proceeds of $5.75 million before deducting underwriting discounts, commissions, and offering expenses. Pursuant to the Underwriting Agreement, the Underwriter received an 8% underwriting discount on the public offering price for the shares common stock. The Company will therefore receive net proceeds, before expenses, of $5,290,000 from the sale of the common stocks. In addition, the Company issued to the Underwriter warrants to purchase up to an aggregate of 115,000 shares of the Company's common stock (the "Underwriter's Warrants") at an exercise price of $4.40 per share. The Underwriter's Warrants are exercisable from July 24, 2023 until July 24, 2028.

(b) Reversal of stock split

On June 5, 2023, the Company filed an Article of Amendment to the Articles of Incorporation with the Wyoming Secretary of State to modify the ratio of the Reverse Stock Split from one-for-ten (10) to one-for-twelve (12) (the “Revised Reverse Stock Split”). Upon effectiveness of the Revised Reverse Stock Split, every twelve (12) outstanding shares of common stock will be combined into and automatically become one share of common stock. No fractional shares will be issued in connection with the Revised Reverse Stock Split and all such fractional shares or odd lots (less than 100 shares to any record or beneficial holder) issuable in the Revised Reverse Stock Split will be rounded up to the nearest whole share, or rounded up to 100 shares, respectively.

The Revised Reverse Stock Split was approved and authorized by a majority of the Company’s stockholder on May 8, 2023 and by the Board of Directors of the Company on May 8, 2023.

On July 19, 2023, the Financial Industry Regulatory Authority announced the Revised Reverse Stock Split.

As a result of the 1:12 reverse stock split and the closing of the Offering, the Company has 17,698,549 shares of common stock issued and outstanding as of August 14, 2023.

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

BGLC is an emerging molecular lab focused on the application of functional genomics to enable early detection of infectious diseases and cancers. On August 23, 2017, we acquired all of the outstanding capital stock of BioNexus Malaysia, which was incorporated in Malaysia on April 7, 2015. BioNexus Malaysia owns algorithm software, technology, and know-how related to the detection of common diseases through blood analysis which we use in our business. Our non-invasive blood screening tests analyze changes in ribonucleic acid (or RNA) to Coronavirus, Dengue, HIV, HPV and the risk potentiality of cancers diseases. This unique blood genomic biomarker approach is based on the scientific observation that circulating blood reflects, in a detectable way, what is occurring throughout the body currently.

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

The results of operations for Chemrex were adversely impacted during fiscal year 2023 and the 1st quarter of 2023 as businesses of Chemrex customers especially the manufacturers had suffered significant impact. Many of them across the country saw their supply chains interrupted, demand for their products and services decline, shortages in supplies and inputs.

Recent Developments.

We had proposed an annual $28m screening project to the Chief Secretary of the Health Ministry of Malaysia for a nationwide RNA screening on 0.2% of the population aged 40 and above. The Deputy Director General from Public Health met us on January 17, 2023 to examine the cost effectiveness of our RNA screening. While the Federal government is studying our proposal, the Sabah state government planned to allocate $2.5m to establish a lab in Kota Kinabalu, Sabah capital city for Bionexus-Malaysia to work with local hospitals and state insurance corporation.  Meanwhile, we had presented our technology and expansion plan nationally and globally to the Minister of Science and Technology. We received favorable response, and were advised to submit for a $2m technology grant for the continuation of research, commercialization and expansion.

Translation of amounts from MYR into US$1.00 has been made at the following exchange rates for the respective period and year:

	June 30,	December 31,
	2023	2022
Period ended June 30, 2023 /Year-ended December 31, 2022 US$1: MYR exchange rate	4.6650	4.3900

	January 1, 2023 to June 30, 2023	January 1, 2022 to June 30, 2022
6 months average US$1: MYR exchange rate	4.4629	4,2710

Results of Operations

Three Months Ended June 30, 2023 Compared with the Three Months Ended June 30, 2022.

The following table sets forth key selected financial data for the three months ended June 30, 2023 and 2022.

Consolidated

	Three months ended
	June 30,
	2023	2022
REVENUE	$2,566,848	$2,485,101

COST OF REVENUE	(2,227,134)	(2,221,130)

GROSS PROFIT	339,714	263,971

OTHER INCOME	195,164	52,848

OPERATING EXPENSES
General and administrative	(807,077)	(454,783)

LOSS FROM OPERATIONS	(272,199)	(137,964)

FINANCE COSTS	(3,042)	(2,319)

LOSS BEFORE TAX	(275,241)	(140,283)

Tax expense	15,990	1,621

NET LOSS	$(259,251)	$(138,662)
Other comprehensive income:
Foreign currency loss	(333,891)	(317,760)

COMPREHENSIVE LOSS	$(593,142)	$(456,422)

Segmented Information

	BioNexus Malaysia	Chemrex	BioNexus Malaysia	Chemrex
	Three months ended June 30, 2023		Three months ended June 30, 2022
REVENUE	$4,496	$2,562,352	$9,198	$2,475,903

COST OF REVENUE	(2,201)	(2,224,933)	(6,891)	(2,214,239)

GROSS PROFIT	2,295	337,419	2,307	261,664

OTHER INCOME	1,039	194,125	2,209	50,639

OPERATING EXPENSES
General and administrative	(52,465)	(642,719)	(50,639)	(320,579)

LOSS FROM OPERATIONS	(49,131)	(111,175)	(46,123)	(8,276)

FINANCE COSTS	(609)	(2,433)	(1,061)	(1,258)

LOSS BEFORE TAX	(49,740)	(113,608)	(47,184)	(9,534)

Tax expense	-	15,990	-	1,621

NET LOSS	$(49,740)	$(97,618)	$(47,184)	$(7,913)

Revenue. For the quarter ended June 30, 2023, we had total revenue of $2,566,848 as compared to total revenue of $2,485,101 for the quarter ended June 30, 2022, increased by 3.3% from the prior quarter due to slight increase in purchases from customers.

Chemrex contributed $2,562,352 (99.8%) of the total revenue for the current quarter ended June 30, 2023 as compared to $2,475,903 (99.6%) of the total revenue for the quarter ended June 30, 2022. Chemrex’s revenues had an increase by $86,449 of 3.5% from prior quarter. The revenue increased in second quarter of 2023 was due to increase in purchases from customers.

BioNexus-Malaysia contributed $4,496 (0.2%) of the total revenue for the quarter ended June 30, 2023 as compared to revenue of $9,198 (0.4%) of the total revenue from the quarter ended June 30, 2022. Revenues had decreased by $4,702 from prior quarter of $9,198, a 51.1% decrease due to six (6) long weekends public holidays during the second quarter resulting in fewer referrals from diagnostics centers & clinics.

Cost of Revenue. For the quarter ended June 30, 2023, we incurred $2,227,134 in cost of revenues, as compared to $2,221,130 for the quarter ended June 30, 2022, a slight increase of 0.3% was due to reason as stated above.

Chemrex had incurred $2,224,933 (99.9%) of the total cost of revenue during the current quarter period ended June 30, 2023 as compared to the quarter ended June 30, 2022 wherein Chemrex had incurred $2,214,239 (99.7%) of the total cost of revenue. The slightly increase in Chemrex’s cost of revenues of 0.5% for the current period was due to its increased revenues and reason as stated above.

BioNexus had incurred $2,201 (0.1%) of the total cost of revenues during the current quarter period ended June 30, 2023 as compared to $6,891 (0.3%) for the quarterly period ended June 30, 2022. Cost of revenue had decreased by $4,690 from prior quarter of 68.1% decrease was due to its decreased revenues and reason as stated above.

Gross Profit. For the quarterly period ended June 30, 2023, we had total gross profit of $339,714 as compared to gross profit of $263,971 for the quarterly period ended June 30, 2022, an increase by approximately 28.7% from the prior period.

Chemrex contributed $337,419 (99.3%) of the total gross profit for the current quarter ended June 30, 2023 as compared to $261,664 (99.1%) of the total gross profit for the quarter ended June 30, 2022. Chemrex’s gross profit increased by $75,755 from the prior quarter, an approximately 29% increase. The gross profit increase for Chemrex in current quarter was due to an increase in revenue and reduced purchases prices reduced.

BioNexus-Malaysia contributed $2,295 (0.7%) of the total gross profit of $339,714 for the current quarter ended June 30, 2023 as compared to gross profit of $2,307 (0.9%) of the total gross profit from the quarter ended June 30, 2022. The decrease by approximately 0.5% from the prior period due to its decreased revenues for the same reason stated above.

Other Income. For the quarterly period ended June 30, 2023, we had of $195,164, as compared to of $52,848 for the quarterly period ended June 30, 2022, an increase of approximately 269.3%.

Chemrex contributed $194,125 (99.5%) of other income for the current quarter ended June 30, 2023 as compared to $50,639 (95.8%) of the other income for the quarter ended June 30, 2022. Chemrex’s other income increased by 283.4% due to gain on forex exchange rate, gain on fair value of investment, bank interest earning and unrealized equity investment gain.

BioNexus-Malaysia contributed $1,039 (0.5%) of other income for the current quarter ended June 30, 2023 as compared to $2,209 (4.2%) of the other income for the quarter ended June 30, 2022. The decrease of 53% due to lesser fund in the fixed deposit resulted from a reduction in bank interest earning.

Operating Expenses. For the quarter ended June 30, 2023, we had total operating expense of $807,077 as compared to total operating expenses of $454,783 for the quarter ended June 30, 2022, an increase by approximately 77.5%. It was due to general and administrative expenses which includes depreciation of fixed assets, employee compensation and benefits, professional fees for the Nasdaq uplisting and marketing and travel expenses.

Chemrex had incurred $642,719 (79.6%) of the total operating expenses for the current quarter ended June 30, 2023 as compared to $320,579 (70.5%) of the total operating expenses for the quarter ended June 30, 2022, an increase by 100.5%. The increase in operating expenses was due to debt consultant, directors’ remuneration, entertainment, upkeep of equipment, marketing website improvement and provision for losses on accounts receivable.

BioNexus-Malaysia had incurred $52,465 (6.5%) of the total operating expenses for the current quarter ended June 30, 2023 as compared to $50,639 (11.1%) of the total operating expenses for the quarter ended June 30, 2022, a slight increase by 3.6%. The increase in operating costs of the current quarter was due to Research and development cost incurred for patients with cardiovascular disease.

BGLC, the holding company had incurred $111,893 (13.9%) of total operating expenses for the current quarter ended June 30, 2023 as compared to $83,565 (18.4%) of the total operating expenses for the quarter ended June 30, 2022. The increase by approximately 33.9% in operating costs for the quarter ended June 30, 2023 was due to directors and committees’ fees, professional expenses and charges from Advisor, Attorney, STC (Transfer Agent), Finra, Nasdaq and SEC on the Company’s uplisting to Nasdaq.

Loss/Profit from Operations. We had a loss from operations of $272,199 for the quarter ended June 30, 2023 as compared to a loss of $137,964 for the quarter ended June 30, 2022, an increase by approximately 97.3% from the prior period, for the reasons discussed above.

Income tax expense. For the quarter ended June 30, 2023, we had adjustment of income tax credit of $15,990 as compared to tax credit of $1,621 for the quarter ended June 30, 2022 for Chemrex. There was no tax provision for Bio-Nexus Malaysia for the quarters ended June 30, 2023 and 2022.

Foreign currency exchange loss. We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the US Dollar. Therefore, any change in the relevant exchange rate would require us to recognize a transaction gain or loss on revaluation. For the three-month period ended June 30, 2023, we experienced a foreign currency loss of $333,891 as compared with a foreign currency loss of $317,760 for the three-month period ended June 30, 2022.

Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022.

The following table sets forth key selected financial data for the six months ended June 30, 2023 and 2022.

Consolidated

	Six months ended
	June 30,
	2023	2022
REVENUE	$4,944,053	$5,514,046

COST OF REVENUE	(4,235,442)	(4,893,742)

GROSS PROFIT	708,611	620,304

OTHER INCOME	312,508	99,230

OPERATING EXPENSES
General and administrative	(1,343,949)	(822,807)

LOSS FROM OPERATIONS	(322,830)	(103,273)

FINANCE COSTS	(5,487)	(5,645)

LOSS BEFORE TAX	(328,317)	(108,918)

Tax expense	-	(12,678)

NET LOSS	$(328,317)	$(121,596)

Other comprehensive income:
Foreign currency translation loss	(372,930)	(386,536)
COMPREHENSIVE LOSS	$(701,247)	$(508,132)

Segmented Information

	BioNexus Malaysia	Chemrex	BioNexus Malaysia	Chemrex
	Six months ended June 30, 2023		Six months ended June 30, 2022
REVENUE	$11,932	$4,932,121	$33,467	$5,480,579

COST OF REVENUE	(7,548)	(4,227,894)	(14,929)	(4,878,813)

GROSS PROFIT	4,384	704,227	18,538	601,766

OTHER INCOME	2,165	310,343	4,285	94,945

OPERATING EXPENSES
General and administrative	(98,720)	(1,025,896)	(94,681)	(618,348)

(LOSS)/PROFIT FROM OPERATIONS	(92,171)	(11,326)	(71,858)	78,363

FINANCE COSTS	(1,275)	(4,212)	(1,860)	(3,785)

(LOSS)/PROFIT BEFORE TAX	(93,446)	(15,538)	(73,718)	74,578

Tax expense	-	-	-	(12,678)

NET (LOSS)/PROFIT	$(93,446)	$(15,538)	$(73,718)	$61,900

Revenue. For the six months period ended June 30, 2023, we had total revenue of $4,944,053 as compared to total revenue of $5,514,046 for the same period in 2022, which had decreased by $569,993 from the prior period, approximately 10.3% decrease.

Chemrex contributed $4,932,121 (99.8%) of the total revenue for the current six months period as compared to $5,480,579 (99.4%) of the total revenue for the same period last year. Chemrex’s revenues had decreased by $548,458 from prior period, approximately 10.01% decrease. The revenue decreased in 2023 was due to material cost for Resin & Fiberglass mat has been reduced in Malaysia since January 2023. As a result, we adjusted the selling price of our product to stay competitive. Chemrex is catching up with the markets change post pandemic by targeting the right manufacturers to reduce cost of logistics and warehousing meanwhile may scarify some small retail businesses.

BioNexus-Malaysia contributed $11,932 (0.2%) of the total revenue for the current six months period as compared to revenue of $33,467 (0.6%) of the total revenue from the same period last year. BioNexus’s revenue had decreased by $21,535 from prior quarter, an approximately 64.3% decrease. The revenue decrease in 2023 was due to RNA screening process having been adversely impacted by the onset of the Covid-19 pandemic followed by a number of prominent variants, including Alpha, Beta, Delta, and Omicron. Although new variants are an expected part of the evolution of viruses, new variant is more aggressive, highly transmissible, vaccine-resistant, able to cause more severe disease in Malaysia. We believe that most people were reluctant to visit hospitals and clinics in view of the post Covid-19 Omicron and its subvariants for fear of transmission from other patients or medical staff. Since our RNA screening is administered at a diagnostic center, our business had been adversely affected as a result.

Cost of Revenue. For the six months period ended June 30, 2023, we incurred $4,235,442 in cost of revenues, as compared to $4,893,742 for the same period in 2022, decreased by $658,300 approximately 13.5% decrease was due to the same reason stated above.

Chemrex had incurred $4,227,894 (99.8%) of the total cost of revenue during the current period as compared to the same period last year wherein Chemrex had incurred $4,878,813 (99.7%) of the total in cost of revenue, decreased by $650,919, approximately 13.34% was due to the same reason stated above.

BioNexus had incurred $7,548 (0.2%) of the total cost of revenues during the current period as compared to $14,929 (0.3%) for the same period in 2023, decreased by $7,381, approximately 49.4% in cost of revenues for the current period was due to the same reason stated above.

Gross Profit. For the six months period ended June 30, 2023, we had total gross profit of $708,611 as compared to gross profit of $620,304 for the same period in 2023, increased by approximately 14.2% from the prior period.

Chemrex contributed $704,227 (99.4%) of the total gross profit for the current six months period as compared to $601,766 (97.0%) of the total gross profit for the same period last year. The gross profit increased by $102,461, approximately 17.3% for current period was due to higher revenue resulting higher gross profit.

BioNexus-Malaysia had a gross profit of $4,384 (0.6%) of the total gross profit of $708,611 for the current six months period as compared to $18,538 (3%) of the total gross profit of $620,304 from the same period last year. The gross profit decreased by 76.4% was due to its decreased revenues for the current period as according to reason stated above.

Other Income. For the six months period ended June 30, 2023, we had $312,508 as compared to $99,230 for the same period in 2022, increased by $213,278 approximately 214.9%.

Chemrex contributed $310,343 (99.3%) of other income for the current six months period as compared to $94,945 (95.7%) of the other income for the same period last year. Chemrex’s other income increased by $215,398, approximately 226.87% was generated from bank interest and gain from fair value on investment.

BioNexus Malaysia had $2,165 (0.7%) for six months period ended June 30, 2023 as compared to $4,285 (4.3%) for the same period in 2022, decreased by approximately 49.5% was due to lower bank interest earning from lower fund deposited.

Operating Expenses. For the six months period ended June 30, 2023, we had a total operating expense of $1,343,949 as compared to total operating expenses of $822,807 for the same period in 2022. The increase of $521,142, approximately 63.3% was due to general and administrative expenses which includes depreciation of fixed assets, employee compensation and benefits, marketing/travel expenses, FINRA, SEC, Nasdaq and professional fees for Nasdaq uplist.

Chemrex had incurred $1,025,896 (76.3%) of the total operating expenses for the current six months period as compared to $618,348 (75.2%) of the total operating expenses for the same period last year, increased by $407,548, approximately 65.91% due to the increased commission, directors’ remuneration, medical expenses, loss on unrealized/realized currency exchanges and provision for losses on account receivables.

BioNexus-Malaysia had incurred $98,720 (7.3%) of the total operating expenses for the current six months period as compared to $94,681 (11.5%) of the total operating expenses for the same period last year. The slightly increase by approximately 4.3% in operating costs for the six months period was due to an increase of traveling expenses for marketing and staff remuneration increase.

BGLC, the holding company had incurred $219,333 (16.3%) of total operating expenses for the current six months period as compared to $109,778 (13.3%) of the total operating expenses for the same period last year. The increase of $109,555, approximately 99.8% in operating costs of the current period was due to  the expenses on filing fees for form S-1, consultant fees for capital & corporation advisory services, fees for three independent board members and audit committee, SEC compliance services, SEC registration fee, 300+ shareholders’ notice printing and mailing expenses regarding stock reverse split by Securities Transfer Corporation, an additional review fee for S-1 and listing expenses for Nasdaq uplist.

Profit/Loss from Operations. We had a loss from operations of $322,830 for six months period ended June 30, 2023 as compared to loss of $103,273 for the same period in 2022. The decrease of $219,557, approximately 212.6% was due to the reasons discussed above.

Income tax expense. For the six-months period ended June 30, 2023, we had no income tax provided for Chemrex and Bionexus as compared to the same period 2022 which was a tax estimated $12,678 from Chemrex and no tax provided from Bionexus.

Foreign currency exchange gain/(loss). We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the US Dollar. Therefore, any change in the relevant exchange rate would require us to recognize a transaction gain or loss on revaluation. For the six-months period ended June 30, 2023, we experienced a foreign currency loss of $372,930 as compared with a foreign currency loss of $386,536 for the same period in 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2023, we had working capital of $3,350,280 compared with working capital of $4,017,749 as of December 31, 2022. The decrease in working capital as of June 30, 2023 from December 31, 2022 was due principally to the decrease in cash used in our operations.

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

The following is a summary of the Company’s cash flows provided by (used in) / generated from operating, investing, and financing activities for the three months ended June 30, 2023 and 2022:

	Six months ended
	June 30,
	2023	2023
Net cash used in Operating Activities	$(140,341)	$(237,593)
Net cash used in investing activities	(8,114)	(418,955)
Net cash generated from/(used in) financing activities	(4,212)	112,177
Foreign currency translation adjustment	(207,517)	(243,002)
Net Change in Cash and Cash Equivalents	$(360,184)	$(783,588)

Operating Activities

During the six months ended June 30, 2023, the Company incurred a net loss of $328,317 which, after adjusting for amortization, depreciation, dividend income, fair value gain on share investment, provision for losses on accounts receivable, an increase in inventories, a decrease in trade receivables and a substantial reduction in trade payables, operating lease liabilities, advance payment from customer, resulted in net cash of $40,341 being used in operating activities during the six months ended June 30, 2023.By comparison, during the six months ended June 30, 2022, the Company had a net loss of $121,596 after adjusting for amortization, depreciation, dividend income, fair value loss on share investments and a decrease in inventories, trade receivables, deferred cost of revenue, a substantial reduction in trade payables, operating lease liabilities, advance payment from customer, deferred revenue, resulted in net cash of $233,808 being used in operating activities during the period.

Investing Activities

During the six months ended June 30, 2023, the Company had net cash of $8,114 used in investment activities from acquisition of share investment of $13,444 and purchase of plant & equipment of $14,458. By comparison during the six months ended June 30, 2022, the Company had net cash from acquisition of share investment of $404,793 and purchase of plant and equipment of $33,484, resulting in net cash used in investing activities of $418,955.

Financing Activities

During the six month ended June 30, 2023, the Company had net cash of $4,212 used in financing activities. By comparison during the six months ended June 30, 2022, we had net cash of $112,177 generated from financing activities for continued the repayment of a finance lease of $34,038 and shares subscriptions of $150,000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of June 30, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management had assessed the effectiveness of our internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting had improved. A material weakness could create reasonable possibility that a material misstatement in annual or interim financial statements. The management considers its internal control over financial reporting required further improvement.

Management had concluded an internal control over financial reporting and glad to note that a majority of our Board of Directors was made up of independent directors and the Audit Committee comprised of all independent directors since 2023, the adequacy in the monitoring of required internal controls and procedures were improving.

While these control deficiencies did not result in any audit adjustments to our 2023 or 2022 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties.

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

Changes in Internal Controls over Financial Reporting

During the period ended June 30, 2023, there had been no change in internal control over financial reporting that had materially affected or was reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

None.

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

August 16, 2023

