Form 10-Q
period 2023-09-30
BioNexus Gene Lab Corp
filed 2023-11-20
CIK 1737523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 20, 2023, there were 17,667,663 shares of common stock, no par value per share, issued and outstanding.

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

ITEM 1. Financial Statements

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

(Currency expressed in United States Dollars (“US$”))

		As of
		September 30,	December 31,
	Note	2023	2022
		(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and bank balances		4,704,785	611,849
Fixed deposits placed with financial institutions		1,442,098	1,507,015
Trade receivables	3	900,396	2,868,364
Other receivables, deposits and prepayments		110,793	25,240
Tax recoverable	4	3,838	31,551
Inventories		1,107,917	977,807
Total current assets		8,269,827	6,021,826

NON-CURRENT ASSETS
Operating lease right of use assets	5	147,916	55,730
Property, plant and equipment, net	6	1,496,562	1,511,708
Other investments	7	1,551,217	1,150,898
Total non-current assets		3,195,695	2,718,336
TOTAL ASSETS		$11,465,522	$8,740,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	8	1,569,992	1,861,015
Other payables and accrued liabilities		29,776	103,370
Current portion of operating lease liabilities	5	33,897	16,569
Advance payment from customer		8,218	23,123
Tax payables		2,177	-
Total current liabilities		1,644,060	2,004,077

NON-CURRENT LIABILITIES
Non-current portion of operating lease liabilities	5	104,867	40,206
Deferred tax liabilities	4	28,880	30,866
Total non-current liabilities		133,747	71,072
TOTAL LIABILITIES		$1,777,807	$2,075,149

STOCKHOLDERS’ EQUITY
As at September 30, 2023, common stock, no par value; 300,000,000 shares authorized and 17,792,663 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding. As at December 31, 2022, common stock, no par value; 300,000,000 shares authorized and 14,476,628 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding (on a post-reverse stock split basis)*.	10	17,280,269	10,929,574
Additional paid in capital		(5,011,891)	(5,011,891)
Accumulated (losses)/surplus		(1,780,068)	1,156,392
Accumulated other comprehensive losses		(800,595)	(409,062)
TOTAL STOCKHOLDERS’ EQUITY		9,687,715	6,665,013

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$11,465,522	$8,740,162

* Issued and outstanding shares of common stock have been adjusted for the periods prior to July 20, 2023, to reflect the 12-for-1 reverse stock split effected on that date on a retroactive basis as described in Note 10.

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
REVENUE	$2,553,686	$2,575,086	$7,497,739	$8,089,132

COST OF REVENUE	(2,199,354)	(2,275,587)	(6,434,796)	(7,169,329)

GROSS PROFIT	354,332	299,499	1,062,943	919,803

OTHER INCOME	199,284	54,110	511,792	153,340

OPERATING EXPENSES
General and administrative	(3,081,082)	(418,824)	(4,425,031)	(1,241,631)

LOSS FROM OPERATIONS	(2,527,466)	(65,215)	(2,850,296)	(168,488)

FINANCE COSTS	(4,259)	(2,072)	(9,746)	(7,717)

LOSS BEFORE TAX	(2,531,725)	(67,287)	(2,860,042)	(176,205)

Tax expense	(76,418)	(10,114)	(76,418)	(22,792)

NET LOSS	$(2,608,143)	$(77,401)	$(2,936,460)	$(198,997)

Other comprehensive income:
Foreign currency translation loss	(18,603)	(320,592)	(391,533)	(707,128)
COMPREHENSIVE LOSS	$(2,626,746)	$(397,993)	$(3,327,993)	$(906,125)

Earnings per share - Basic and diluted	(0.024)	(0.063)	(0.025)	(0.063)
Weighted average shares outstanding and per share amount have been adjusted for the periods shown to reflect the 12-for-1 reverse stock split effected on July 20, 2023, on a retroactive basis as described in Note 10.	134,745,041	14,409,733	134,745,041	14,409,733

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AS OF SEPTEMBER 30, 2023 AND 2022

(Amount expressed in United States Dollars (“US$))

					Accumulated
	Common stock		Additional paid in	Accumulated	other comprehensive	Total
	Number of shares	Amount	capital	surplus	loss	Equity
Balance as of December 31, 2021	14,272,605	$10,779,574	$(5,011,891)	$1,512,358	$(100,262)	$7,179,779
Net profit for the period	-	-	-	17,066	-	17,066
Foreign currency translation loss	-	-	-	-	(68,776)	(68,776)
Balance as of March 31, 2022	14,272,605	$10,779,574	$(5,011,891)	$1,529,424	$(169,038)	$7,128,069
Net loss for the period	-	-	-	(138,662)	-	(138,662)
Issuance of shares	208,333	150,000	-	-	-	150,000
Foreign currency translation loss	-	-	-	-	(317,760)	(317,760)
Balance as of June 30, 2022	14,480,938	$10,929,574	$(5,011,891)	$1,390,762	$(486,798)	$6,821,647
Net loss for the period	-	-	-	(77,401)	-	(77,401)
Foreign currency translation loss	-	-	-	-	(320,592)	(320,592)
Balance as of September 30, 2022	14,480,938	$10,929,574	$(5,011,891)	$1,313,3612	$(807,390)	$6,423,654

	Common stock		Additional paid in	Accumulated	Accumulated other comprehensive	Total
	Number of shares	Amount	capital	surplus	loss	Equity
Balance as of December 31, 2022	14,480,938	$10,929,574	$(5,011,891)	$1,156,392	$(409,062)	$6,665,013
Net loss for the period	-	-	-	(69,066)	-	(69,066)
Foreign currency translation loss	-	-	-	-	(39,039)	(39,039)
Balance as of March 31, 2023	14,480,938	$10,929,574	$(5,011,891)	$1,087,326	$(448,101)	$6,556,908
Net loss for the period	-	-	-	(259,251)	-	(259,251)
Foreign currency translation loss	-	-	-	-	(333,891)	(333,891)
Balance as of June 30, 2023	14,480,938	$10,929,574	$(5,011,891)	$828,075	$(781,992)	$5,963,766
Net loss for the period	-	-	-	(2,608,143)	-	(2,608,143)
Issuance of shares	3,311,725	6,350,695	-	-	-	6,350,695
Foreign currency translation loss	-	-	-	-	(18,603)	(18,603)
Balance as of September 30, 2023	17,792,663	$17,280,269	$(5,011,891)	$(1,780,068)	$(800,595)	$9,687,715

Share activity (number of shares or both number and amount of shares) has been adjusted for the periods shown to reflect the 12-for-1 reverse stock split effected on July 20, 2023, on a retroactive basis as described in Note 10.

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,936,460)	$(198,997)

Adjustments to reconcile net loss to net cash used in from operating activities:
Amortization of right of use asset	15,620	12,754
Allowances for expected credit losses	1,372,573	-
Bad debts	4,175	-
Depreciation of property, plant and equipment	63,147	66,608
Dividend income	(48,892)	(34,523)
Fair value (gain)/loss on other investments	(223,284)	128,683
Loss on disposal of other investments	-	1,798
Interest	6,794	5,521
Property, plant and equipment written off	18	-
Share-base compensation	600,695	-
Stock written off	392	-
Operating loss before working capital changes	(1,145,222)	(18,156)

Changes in operating assets and liabilities:
Inventories	(130,502)	425,972
Trade and other receivables	505,667	638,401
Deferred cost of revenue	-	67,606
Trade and other payables	(364,617)	(769,436)
Advance payment from customer	(14,905)	(21,810)
Deferred revenue	-	(77,276)
Operating lease liabilities	81,989	(17,009)
Tax recoverable	27,904	(153,209)
Net cash (used in)/generated from operating activities	(1,039,686)	75,083

Cash flows from investing activities:
Acquisition of other investment	(296,109)	(397,974)
Dividend income	48,892	34,523
Purchase of plant and equipment	(148,461)	(37,144)
Proceeds from disposal of other investments	26,854	-
Net cash used in investing activities	(368,824)	(400,595)

Cash flows from financing activities:
Interest	(6,794)	(5,521)
Repayment of finance lease	-	(34,038)
Shares subscriptions	5,750,000	150,000
Net cash generated from financing activities	5,743,206	110,441
Foreign currency translation adjustment	(306,677)	(446,579)
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,028,019	(661,650)
CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL PERIOD	2,118,864	2,123,919

CASH AND CASH EQUIVALENTS, END OF FINANCIAL PERIOD	$6,146,883	$1,462,269

CASH AND CASH EQUIVALENTS INFORMATION:
Fixed deposits placed with financial institutions	$1,442,098	$984,088
Cash at bank	4,704,785	478,181
Cash and cash equivalents, end of financial period	6,146,883	1,462,269

Supplementary cash flow information:
Interest paid	$(9,746)	$(7,717)
Income tax refunded	315	-
Income taxes paid	(47,808)	(123,599)

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

BioNexus Gene Lab Corp. (the “Company”) was incorporated in the State of Wyoming on May 12, 2017. On August 23, 2017, the Company acquired all the outstanding capital stock of Bionexus Gene Lab Sdn. Bhd., a Malaysian corporation (“BioNexus Malaysia”). BioNexus Malaysia was incorporated in Malaysia on April 7, 2015 which it then subsequently changed its name to MRNA Scientific Sdn. Bhd. (MRNA Scientific). on September 19, 2023.

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

The corporate structure as at September 30, 2023 is depicted below:

BioNexus Gene Lab Corp., a Wyoming company

100% owned		100% owned
MRNA Scientific Sdn. Bhd. (formerly “Bionexus Gene Lab Sdn. Bhd.”), a Malaysian company		Chemrex Corporation Sdn. Bhd., a Malaysian company

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

Trade receivables were recorded at the invoiced amount and Chemrex did charge interest to certain debtors with overdue outstanding. Management reviews the adequacy of the allowance for impairment on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and current economic conditions to adjust in the allowance when it is considered necessary. Trade balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

Translation of amounts from MYR into US$1.00 has been made at the following exchange rates for the respective period and year:

	September 30,	December 31,
	2023	2022
Period ended September 30, 2023 /Year-ended December 31, 2022 US$1: MYR exchange rate	4.6920	4.3900

	January 1, 2023 to September 30, 2023	January 1, 2022 to September 30, 2022
9 months average US$1: MYR exchange rate	4.5192	4.3442

•	Related parties

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

As of September 30, 2023, and December 31, 2022, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

NOTE 3 - TRADE RECEIVABLES

The Company has performed an analysis on all its trade receivables. As such, trade receivables are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful debts and expected credit losses is made when collection of the full amount is no longer probable. Bad debts are written off as identified for the quarter ended September 30, 2023. The Company’s trade receivables consist of receivable from customers which are unrelated to the Company. The account receivables are interest bearing at a rate of 6% per annum on Interlink Techno started in May 2021 till June 2023. From July 2023 onwards, Chemrex had increased the interest to 8.4%. Chemrex imposed 6% per annum interest on Mawintech Sdn Bhd since May 2021 till to date. The normal trade credit term is generally on 30 days to 90 days term.

	As of
	September 30,	December 31,
	2023	2022

Trade receivables	2,222,414	2,868,364
Allowances for expected credit losses	(1,322,018)	-
	$900,396	$2,868,364

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

Malaysia

MRN Scientific Malaysia and Chemrex are both subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range of 24% on its assessable income.

	As of
	September 30,	December 31,
	2023	2022
Tax Recoverable
Local	$-	$-
Foreign, representing Malaysia	(3,838)	(31,551)
Tax Recoverable	(3,838)	(31,551)

Income tax liabilities:
Local	$-	$-
Foreign, representing Malaysia	2,177	-
Income tax payables	2,177	-

Deferred tax liabilities:
Local	$-	$-
Foreign, representing Malaysia	28,880	30,866
Deferred tax liabilities	28,880	30,866
Total	27,219	(685)

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 5 – OPERATING LEASE RIGHT OF USE ASSET AND LEASE LIABILITIES

Right-of-use assets and lease liabilities are measured at present value of the lease payment over the lease term as of recognition with discount rate of 6.40% per annum effective date  and 6.65% per annum effective date initial recognized date adopted from Malayan Banking (Maybank) Berhad's base rate as a reference for the discount rate, as this bank is the largest bank and national bank of Malaysia.

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease costs are classified within operating activities in the statement of cash flows.

Operating lease right of use assets as follows:	As of
	September 30,	December 31,
	2023	2022
Balance as of beginning of the period/year	$55,730	$41,090
Add: Addition of lease liabilities	110,817	32,281
Less: Amortization	(15,045)	(15,534)
Foreign translation differences	(3,586)	(2,107)
Balance as of end of the period/year	$147,916	$55,730

Operating lease liabilities as follows:
	September 30,	December 31,
	2023	2022
Balance as of beginning of the period/year	$56,775	$42,909
Add: Addition of lease liabilities	110,817	30,770
Less: gross repayment	(28,485)	(19,618)
Add: imputed interest	3,311	4,913
Foreign translation differences	(3,654)	(2,199)
Balance as of end of the year	138,764	56,775
Less: lease liability current portion	(33,897)	(16,569)
Lease liability non-current portion	$104,867	$40,206

The amortization of the right of use asset for the nine months’ period ended September 30, 2023 and nine months’ period ended September 30, 2022 were $15,620 and $12,754 respectively.

Other information:	As of
	September 30, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$81,989	$(126,686)
Right of use assets obtained in exchange for operating lease liabilities	147,916	55,730
Remaining lease term for operating lease (years)	4.75	4
Weighted average discount rate for operating lease	$6.53%	$6.40%

Lease expenses for the nine months’ period ended September 30, 2023 and nine months’ period ended September 30, 2022 were $3,438 and $1,358, respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of
	September 30,	December 31,
	2023	2022
Air conditioner	$1,124	$1,124
Computer and software	2,516	2,516
Equipment	59,801	60,525
Furniture and fittings	100,118	87,122
Lab equipment	430,742	320,102
Land and buildings	1,506,969	1,506,969
Motor vehicle	161,148	137,914
Office equipment	33,477	38,213
Renovation	98,597	107,414
Signboard	806	704
	2,395,298	2,262,603
(Less): Accumulated depreciation	(638,363)	(590,317)
Add: Foreign translation differences	(260,373)	(160,578)
Property, plant and equipment, net	$1,496,562	$1,511,708

Depreciation expense for the nine months’ period ended September 30, 2023 and 2022 were $63,147 and $66,608 respectively.

NOTE 7 - OTHER INVESTMENTS

	As of
	September 30,	December 31,
	2023	2022
As of beginning of the period/year	$1,150,898	$749,027
Addition during the period/year	296,109	511,706
Disposal during the period/year	(26,854)	-
Written off during the period/year	-	(1,776)
Fair value gain/(loss)	223,284	(70,628)
Foreign exchange translation	(92,220)	(37,431)
As of end of the period/year	$1,551,217	$1,150,898

The other investments consist of the following shares:
	As of
	September 30,	December 31,
	2023	2022
Investment in quoted shares:
Malaysia	982,257	659,970
Singapore	84,407	101,426
Hong Kong	484,553	389,502
	$1,551,217	$1,150,898

NOTE 8 - TRADE PAYABLES

Trade payables are amounts billed to the Company by suppliers for goods and services in the ordinary course of business. All amounts have short-term repayment terms and vary by supplier.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 9 - CONCENTRATION OF RISKS

a) Major customers

During the three months and nine months ended September 30, 2023 and 2022, the Company did not have any material recognizable major customers accounted for 10% or more of the Company’s revenue.

b) Major suppliers

For three months ended September 30, 2023 and 2022, the suppliers who accounted for 10% or more of the Company’s cost of sales and their balances at year ended are presented as follows:

	2023	2022	2023	2022	2023	2022
	Purchase		Percentage of purchases		Accounts payable trade
Vendor A	$407,094	$268,101	18.51%	11.78%	$467,447	$256,536
Vendor B	$353,697	$233,770	16.08%	10.27%	$279,092	$227,124
Vendor C	$320,413	$282,848	14.57%	12.43%	$316,067	$272,734
	$1,081,204	$784,719	49.16%	34.48%	$1,062,606	$756,394

For nine months ended September 30, 2023 and 2022, the suppliers who accounted for 10% or more of the Company’s cost of sales and their balances at year ended are presented as follows:

	2023	2022	2023	2022	2023	2022
	Purchase		Percentage of purchases		Accounts payable trade
Vendor A	$1,167,862	$1,012,770	18.15%	14.13%	$316,067	$272,734
Vendor B	$1,077,986	$924,246	16.75%	12.89%	$467,447	$256,536
Vendor C	$922,895	$815,818	14.34%	11.38%	$279,092	$227,124
	$3,168,743	$2,752,834	49.24%	38.40%	$1,062,606	$756,394

NOTE 10 - STOCK HOLDERS’ EQUITY

Reverse Stock Split

On June 5, 2023, the Company filed an Article of Amendment to the Articles of Incorporation with the Wyoming Secretary of State to modify the ratio of the Reverse Stock Split from one-for-ten (10) to one-for-twelve (12) (the “Revised Reverse Stock Split”). Upon effectiveness of the Revised Reverse Stock Split, every twelve (12) outstanding shares of common stock were combined into and automatically became one share of common stock. No fractional shares was issued in connection with the Revised Reverse Stock Split and all such fractional shares or odd lots (less than 100 shares to any record or beneficial holder) issuable in the Revised Reverse Stock Split were rounded up to 100 shares. An aggregate of 4,425 shares were issued to applicable shareholders as a result of the round-up.

The Revised Reverse Stock Split was approved and authorized by a majority of the Company’s stockholder on May 8, 2023 and by the Board of Directors of the Company on May 8, 2023.

Public Offering & Nasdaq Listing

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

On July 24, 2023, the Offering closed, and the Company issued and sold 1,437,500 shares of common stock, including 187,500 shares sold pursuant to the full exercise of the Over-Allotment Option. The Offering was priced at $4.00 per share for total gross proceeds of $5.75 million before deducting underwriting discounts, commissions, and offering expenses. Pursuant to the Underwriting Agreement, the Underwriter received an 8% underwriting discount on the public offering price for the shares common stock. The Company will therefore receive net proceeds, before expenses, of $5,290,000 from the sale of the common stocks. In addition, the Company issued to the Underwriter warrants to purchase up to an aggregate of 115,000 shares of the Company's common stock (the "Underwriter's Warrants") at an exercise price of $4.40 per share. The Underwriter's Warrants are exercisable from July 24, 2023 until July 24, 2028.

In August, 2023, an aggregate of 759,299 shares of common stock were issued to professional parties or service providers in lieu of cash for services rendered, 125,000 were subsequently cancelled in November, 2023.

In August, 2023, an aggregate of 75,000 shares of common stock were issued to three directors in lieu of cash for services rendered in connection with their employment as directors of the Company.

In August 2023, an aggregate of 1,039,926 shares of common stock were issued to Cede & Co. as part of the round-up exercise to the reverse stock split. The Company is checking to ensure the accuracy of these issuances.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 11 – SEGMENTED INFORMATION

At September 30, 2023, the Company (“BGLC”) operates in the biochemical industry segment through its two Malaysian subsidiaries, MRNA Scientific Malaysia (formerly known as Bionexus Gene Lab Sdn. Bhd.) and Chemrex.

BioNexus Gene Lab Corp., a Wyoming company

100% owned		100% owned
MRNA Scientific Sdn. Bhd. (formerly “Bionexus Gene Lab Sdn. Bhd.”), a Malaysian company		Chemrex Corporation Sdn. Bhd., a Malaysian company

At September 30, 2023, the Company (“BGLC”) operates in the biochemical industry segment through its two Malaysian subsidiaries, MRN Scientific Malaysia and Chemrex.

For the nine months ended September 30, 2023, segmented (unaudited) revenue and net profit/(loss) (Currency expressed in United States Dollars (“US$”) are as follows:

	MRNA Scientific Malaysia	Chemrex	BGLC	Total
	Nine months ended September 30, 2023

REVENUE	$28,468	$7,469,271	$-	$7,497,739

COST OF REVENUE	(14,849)	(6,419,947)	-	(6,434,796)

GROSS PROFIT	13,619	1,049,324	-	1,062,943

OTHER INCOME	3,922	507,870	-	511,792

OPERATING EXPENSES
General and administrative	(170,590)	(2,348,127)	(1,906,314)	(4,425,031)

LOSS FROM OPERATIONS	(153,049)	(790,933)	(1,906,314)	(2,850,296)

FINANCE COSTS	(2,952)	(6,794)	-	(9,746)

LOSS BEFORE TAX	(156,001)	(797,727)	(1,906,314)	(2,860,042)

Tax expense	-	(76,418)	-	(76,418)

NET LOSS	$(156,001)	$(874,145)	$(1,906,314)	$(2,936,460)

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	MRNA Scientific Malaysia	Chemrex	BGLC	Total
	Nine months ended September 30, 2022
REVENUE	$39,409	$8,049,723	$-	$8,089,132

COST OF REVENUE	(19,173)	(7,150,156)	-	(7,169,329)

GROSS PROFIT	20,236	899,567	-	919,803

OTHER INCOME	6,617	146,720	3	153,340

OPERATING EXPENSES
General and administrative	(157,686)	(906,698)	(177,247)	(1,241,631)

(LOSS)/PROFIT FROM OPERATIONS	(130,833)	139,589	(177,244)	(168,488)

FINANCE COSTS	(2,196)	(5,521)	-	(7,717)

(LOSS)/PROFIT BEFORE TAX	(133,029)	134,068	(177,244)	(176,205)

Tax expense	-	(22,792)	-	(22,792)

(LOSS)/PROFIT AFTER TAX	$(133,029)	$111,276	$(177,244)	$(198,997)

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	As of September 30, 2023 and December 31, 2022
	Total Assets		Total Liabilities
	2023	2022	2023	2022

BGLC & Bionexus	$5,002,908	$677,477	$176,805	$108,390
Chemrex	6,462,614	8,062,685	1,601,002	1,966,759
TOTAL	11,465,522	8,740,162	1,777,807	2,075,149

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2023 up through  November 20, 2023 of these consolidated financial statements.

On August 1, 2023, Mr. Liong Tai Tan, the Chief Operating Officer and a member of the Board of Directors, notified the Company of his desire to resign from his position at the Company. The Company and Mr. Liong Tai Tan agreed that the resignations would be effective August 31, 2023. Mr. Liong Tai Tan’s resignation is not due to any disagreement with the Company, the Company’s management or the Board on any matter relating to the Company’s operations, policies, or practices (financial or otherwise), Mr. Liong Tai Tan informed the Company that he is leaving the Company and the Board of Directors to pursue other commitments. On August 2, 2023, the Board of Directors of the Company approved the appointment of Mr. Lee Su-Leng Tan as the Chief Operating Officer and not a director, effective September 1, 2023.

On October 4, 2023, Mr. Sook Keng Yeoh, the Chief Executive Officer and a member of the Board of Directors, tendered his resignation letter to  the Company from his positions at the Company. The Company and Mr. Sook Keng Yeoh agreed that the resignations would be effective October 4, 2023. Mr. Sook Keng Yeoh’s resignation is not due to any disagreement with the Company, the Company’s management, or the Board on any matter relating to the Company’s operations, policies, or practices (financial or otherwise).  On October 12, 2023, the board of directors of the Bionexus Gene Lab Corp. (“the Company”) approved the appointment of Mr. Chi Yuen Leong as the Chief Executive Officer and a director, effective October 12, 2023. Mr. Leong has a family relationship with the Company’s outgoing CFO, Wei Li Leong. Ms. Wei Li Leong is the daughter of Mr. Leong.

On October 30, 2023, Ms. Wei Li Leong, the Chief Financial Officer (“CFO”), tendered her resignation letter to the Company from her position at the Company. The Company and Ms. Leong agreed that the resignation would be effective October 30, 2023 (“Resignation Date”), and Ms. Leong agreed to continue serving for one additional month from the Resignation Date. Ms. Leong’s resignation is not due to any disagreement with the Company, the Company’s management, or the Board on any matter relating to the Company’s operations, policies, or practices (financial or otherwise). The Company will actively identify a replacement personnel. The Company believes that it will be able to appoint a new CFO in the near future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of Business

As used herein, unless the context otherwise indicates, references to the “Company,” “we,” “our,” “us,” “BioNexus” refer to BioNexus Gene Lab Corp., a Wyoming company (“BGLC”), and its wholly owned subsidiaries, MRNA Scientific Sdn. Bhd. (“MRNA Scientific Malaysia”), and Chemrex Corporation Sdn. Bhd. (“Chemrex”), both are Malaysian companies.

BGLC is an emerging molecular lab focused on the application of functional genomics to enable early detection of infectious diseases and cancers. On August 23, 2017, we acquired all of the outstanding capital stock of MRNA Scientific Malaysia, which was incorporated in Malaysia on April 7, 2015. MRNA Scientific Malaysia owns algorithm software, technology, and know-how related to the detection of common diseases through blood analysis which we use in our business. Our non-invasive blood screening tests analyze changes in ribonucleic acid (or RNA) to Coronavirus, Dengue, HIV, HPV and the risk potentiality of cancers diseases. This unique blood genomic biomarker approach is based on the scientific observation that circulating blood reflects, in a detectable way, what is occurring throughout the body currently.

The corporate and principal office address of the Company and MRNA Scientific Malaysia is Unit 02, Level 10, Tower B, Avenue 3, The Vertical Business Suite II, Bangsar South, No. 8 Jalan Kerinchi, Kuala Lumpur, Malaysia., our lab is located at Lab 353, Chemical Science Centre, University Science Malaysia, George Town, Penang, Malaysia. Another lab focuses on Covid-19 and Colon cancer screening is located at 4th floor, Lifecare Diagnostic Centre, Kuala Lumpur, Malaysia. Our telephone number is (+60) 1221-26512 and our website is www.bionexusgenelab.com.

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

The results of operations of our subsidiary, MRNA Scientific-Malaysia , with respect to its RNA screening process have been adversely impacted by the onset of the Covid-19 pandemic followed by a number of prominent variants, including Alpha, Beta, Delta, and Omicron. Although new variants are an expected part of the evolution of viruses, new variant is more aggressive, highly transmissible, vaccine-resistant, able to cause more severe disease in Malaysia. We believe that most people were reluctant to visit hospitals and clinics in view of the post Covid-19 Omicron and its subvariants for fear of transmission from other patients or medical staff. Since our RNA screening is administered at a diagnostic center, our business has been adversely affected as a result.

The results of operations for Chemrex were adversely impacted during fiscal year 2023 and the 1st quarter of 2023 as businesses of Chemrex customers especially the manufacturers had suffered significant impact. Many of them across the country saw their supply chains interrupted, demand for their products and services decline, shortages in supplies and inputs.

Recent Developments.

(iii) Public Offering and Nasdaq Listing

On July 20, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Network 1 Financial Securities, Inc., as underwriter (the “Underwriter”) pursuant to which the Company agreed to issue and sell, in a firm commitment underwritten public offering by the Company (the “Offering”) of 1,250,000 shares of common stock, no par value, priced at a public offering price of $4.00 per share.

In addition, pursuant to the Underwriting Agreement, the Underwriter was granted a 45-day option (the “Over-Allotment Option”) to purchase up to an additional 187,500 shares of common stock at the public offering price of $4.00 per share. The Underwriter fully exercised the Over-Allotment Option on July 24, 2023.

The securities were offered by the Company pursuant to the registration statement on Form S-1 (File No. 333-269753), which was originally filed with the U.S. Securities and Exchange Commission (the “Commission”) under the Securities Act of 1933, as amended, on February 14, 2023, and declared effective by the Commission on July 19, 2023.

On July 24, 2023, the Offering closed, and the Company issued and sold 1,437,500 shares of common stock, including 187,500 shares sold pursuant to the exercise of the Over-Allotment Option. The Offering was priced at $4.00 per share for total gross proceeds of $5.75 million before deducting underwriting discounts, commissions, and offering expenses. Pursuant to the Underwriting Agreement, the Underwriter received an 8% underwriting discount on the public offering price for the shares common stock. The Company will therefore receive net proceeds, before expenses, of $5,290,000 from the sale of the common stocks. In addition, the Company issued to the Underwriter warrants to purchase up to an aggregate of 115,000 shares of the Company’s common stock (the “Underwriter’s Warrants”) at an exercise price of $4.40 per share. The Underwriter’s Warrants are exercisable from July 24, 2023 until July 24, 2028.

(b) Reverse stock split

On June 5, 2023, the Company filed an Article of Amendment to the Articles of Incorporation with the Wyoming Secretary of State to modify the ratio of the Reverse Stock Split from one-for-ten (10) to one-for-twelve (12) (the “Revised Reverse Stock Split”). Upon effectiveness of the Revised Reverse Stock Split, every twelve (12) outstanding shares of common stock were combined into and automatically become one share of common stock. No fractional shares were issued in connection with the Revised Reverse Stock Split and all such fractional shares or odd lots (less than 100 shares to any record or beneficial holder) issuable in the Revised Reverse Stock Split were rounded up to 100 shares.

The Revised Reverse Stock Split was approved and authorized by a majority of the Company’s stockholder on May 8, 2023 and by the Board of Directors of the Company on May 8, 2023.

On July 19, 2023, the Financial Industry Regulatory Authority announced the Revised Reverse Stock Split.in conjunction with the aforementioned Nasdaq listing.

Translation of amounts from MYR into US$1.00 has been made at the following exchange rates for the respective period and year:

	September 30,	December 31,
	2023	2022
Period ended September 30, 2023 /Year-ended December 31, 2022 US$1: MYR exchange rate	4.6920	4.3900

	January 1, 2023 to September 30, 2023	January 1, 2022 to September 30, 2022
9 months average US$1: MYR exchange rate	4.5192	4.3442

Results of Operations

Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022.

The following table sets forth key selected financial data for the three months ended September 30, 2023 and 2022.

Consolidated

	Three months ended
	September 30,
	2023	2022
REVENUE	$2,553,686	$2,575,086

COST OF REVENUE	(2,199,354)	(2,275,587)

GROSS PROFIT	354,332	299,499

OTHER INCOME	199,284	54,110

OPERATING EXPENSES
General and administrative	(3,081,082)	(418,824)

LOSS FROM OPERATIONS	(2,527,466)	(65,215)

FINANCE COSTS	(4,259)	(2,072)

LOSS BEFORE TAX	(2,531,725)	(67,287)

Tax expense	(76,418)	(10,114)

NET LOSS	$(2,608,143)	$(77,401)
Other comprehensive income:
Foreign currency loss	(18,603)	(320,592)

COMPREHENSIVE LOSS	$(2,626,746)	$(397,993)

Segmented Information

	MRNA Scientific Malaysia	Chemrex	MRNA Scientific Malaysia	Chemrex
	Three months ended September 30, 2023		Three months ended September 30, 2022
REVENUE	$16,536	$2,537,150	$5,942	$2,569,144

COST OF REVENUE	(7,301)	(2,192,053)	(4,244)	(2,271,343)

GROSS PROFIT	9,235	345,097	1,698	297,801

OTHER INCOME	1,757	197,527	2,332	51,775

OPERATING EXPENSES
General and administrative	(71,870)	(1,322,231)	(63,005)	(288,350)

(LOSS)/PROFIT FROM OPERATIONS	(60,878)	(779,607)	(58,975)	61,226

FINANCE COSTS	(1,677)	(2,582)	(336)	(1,736)

(LOSS)/PROFIT BEFORE TAX	(62,555)	(782,189)	(59,311)	59,490

Tax expense	-	(76,418)	-	(10,114)

NET (LOSS)/PROFIT	$(62,555)	$(858,607)	$(59,311)	$49,376

Revenue. For the quarter ended September 30, 2023, we had total revenue of $2,553,686 as compared to total revenue of $2,575,086 for the quarter ended September 30, 2022, decreased by 0.8% from the prior quarter due to slight decrease in purchases from customers.

Chemrex contributed $2,537,150 (99.4%) of the total revenue for the current quarter ended September 30, 2023 as compared to $2,569,144 (99.8%) of the total revenue for the quarter ended September 30, 2022. Chemrex’s revenues had the decrease of 1.2% from prior quarter. The revenue decreased in third quarter of 2023 was due to decrease in purchases from customers as no new project in market

MRNA Scientific-Malaysia contributed $16,536 (0.6%) of the total revenue for the quarter ended September 30, 2023 as compared to revenue of $5,942 (0.2%) of the total revenue from the quarter ended September 30, 2022. Revenues had increased by $10,594 from prior quarter of $5,942, a 178.3% increase due to RNA test from BGLC shareholders.

Cost of Revenue. For the quarter ended September 30, 2023, we incurred $2,199,354 in cost of revenues, as compared to $2,275,587 for the quarter ended September 30, 2022, a slight decrease of 3.4% was due to reason as stated above.

Chemrex had incurred $2,192,053 (99.7%) of the total cost of revenue during the current quarter period ended September 30, 2023 as compared to the quarter ended September 30, 2022 wherein Chemrex had incurred $2,271,343 (99.8%) of the total cost of revenue. The slightly decrease in Chemrex’s cost of revenues of 3.5% for the current period was due to its decreased revenues, stock price reduced and reason as stated above.

MRNA Scientific-Malaysia had incurred $7,301 (0.3%) of the total cost of revenues during the current quarter period ended September 30, 2023 as compared to $4,244 (0.2%) for the quarterly period ended September 30, 2022. Cost of revenue had increased by $3,057 from prior quarter of 72% increase was due to its increased revenues and reason as stated above.

Gross Profit. For the quarterly period ended September 30, 2023, we had total gross profit of $354,332 as compared to gross profit of $299,499 for the quarterly period ended September 30, 2022, an increase by approximately 18.3% from the prior period.

Chemrex contributed $345,097 (97.4%) of the total gross profit for the current quarter ended September 30, 2023 as compared to $297,801 (99.4%) of the total gross profit for the quarter ended September 30, 2022. Chemrex’s gross profit increased by $47,296 from the prior quarter, an approximately 15.9% increase. The gross profit increase for Chemrex in current quarter was due to old stock at lower prices.

MRNA Scientific-Malaysia contributed $9,235 (2.6%) of the total gross profit of $354,332 for the current quarter ended September 30, 2023 as compared to gross profit of $1,698 (0.6%) of the total gross profit from the quarter ended September 30, 2022. The increase of $7,537 by approximately 443.9% from the prior period due to its increased revenues for the same reason stated above.

Other Income. For the quarterly period ended September 30, 2023, we had of $199,284, as compared to of $54,110 for the quarterly period ended September 30, 2022, an increase of approximately 268.3%.

Chemrex contributed $197,527 (99.1%) of other income for the current quarter ended September 30, 2023 as compared to $51,775 (95.7%) of the other income for the quarter ended September 30, 2022. Chemrex’s other income increased by 281.5% due to dividend received, gain on fair value of investment, bank interest earning and unrealized equity investment gain.

MRNA Scientific-Malaysia contributed $1,757 (0.9%) of other income for the current quarter ended September 30, 2023 as compared to $2,332 (4.3%) of the other income for the quarter ended September 30, 2022. The decrease of 24.7% due to lesser fund in the fixed deposit resulted from a reduction in bank interest earning.

Operating Expenses. For the quarter ended September 30, 2023, we had total operating expense of $3,081,082 as compared to total operating expenses of $418,824 for the quarter ended September 30, 2022, an increase by approximately 635.7%. It was due to general and administrative expenses which includes depreciation of fixed assets, employee compensation, professional fees for the Nasdaq uplisting and provision for losses on accounts receivable

Chemrex had incurred $1,322,231 (42.9%) of the total operating expenses for the current quarter ended September 30, 2023 as compared to $288,350 (68.8%) of the total operating expenses for the quarter ended September 30, 2022, an increase by 358.6.%. The major increase in operating expenses was due to provision for losses on accounts receivable of $1,067,413

MRNA Scientific-Malaysia had incurred $71,870 (2.3%) of the total operating expenses for the current quarter ended September 30, 2023 as compared to $63,005 (15%) of the total operating expenses for the quarter ended September 30, 2022, an increase by 14.1%. The increase in operating costs of the current quarter was due to hire new staff, increment of staff remuneration, increase of depreciation of fixed assets for new lab equipment and motor vehicle and additional cost for motor vehicle running expenses and travelling expenses.

BGLC, the holding company had incurred $1,686,981 (54.8%) of total operating expenses for the current quarter ended September 30, 2023 as compared to $67,469 (16.1%) of the total operating expenses for the quarter ended September 30, 2022. The increase of $1,619,512 by approximately 2400.4% in operating costs for the quarter ended September 30, 2023 was due to increment of directors ’ fees, hired a medical adviser, appointed an investor relations service, additional professional expenses for successful listed in Nasdaq from Advisor, Attorney, underwriting cost expenses, share-based compensation, broker fee, NOBO conduit fee, listing expenses and Nasdaq annual fee.       .

(Loss)/Profit from Operations. We had a loss from operations of $2,527,466 for the quarter ended September 30, 2023 as compared to a loss of $65,215 for the quarter ended September 30, 2022, an increase by approximately 3775.6% from the prior period, for the reasons was due to increment of directors ’ fees, hired a medical adviser, appointed an investor relations service, additional professional expenses for successful listed in Nasdaq from Advisor, Attorney, underwriting cost expenses, share-based compensation, broker fee, conduit fee, listing expenses and Nasdaq annual fee.       ..

Income tax expense. For the quarter ended September 30, 2023, we had a tax expense of $76,418 as compared to tax expenses of $10,114 for the quarter ended September 30, 2022 for Chemrex. There was no tax provision for MRNA Scientific-Malaysia for the quarters ended September 30, 2023 and 2022.

Foreign currency exchange loss. We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the US Dollar. Therefore, any change in the relevant exchange rate would require us to recognize a transaction gain or loss on revaluation. For the three-month period ended September 30, 2023, we experienced a foreign currency loss of $18,603 as compared with a foreign currency loss of $320,592 for the three-month period ended September 30, 2022.

Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022.

The following table sets forth key selected financial data for the nine months ended September 30, 2023 and 2022.

Consolidated

	Nine months ended
	September 30,
	2023	2022
REVENUE	$7,497,739	$8,089,132

COST OF REVENUE	(6,434,796)	(7,169,329)

GROSS PROFIT	1,062,943	919,803

OTHER INCOME	511,792	153,340

OPERATING EXPENSES
General and administrative	(4,425,031)	(1,241,631)

LOSS FROM OPERATIONS	(2,850,296)	(168,488)

FINANCE COSTS	(9,746)	(7,717)

LOSS BEFORE TAX	(2,860,042)	(176,205)

Tax expense	(76,418)	(22,792)

NET LOSS	$(2,936,460)	$(198,997)

Other comprehensive income:
Foreign currency translation loss	(391,533)	(707,128)
COMPREHENSIVE LOSS	$(3,327,993)	$(906,125)

Segmented Information

segmental reporting for BGLC	MRNA Scientific Malaysia	Chemrex	MRNA Scientific Malaysia	Chemrex
	Nine months ended September 30, 2023		Nine months ended September 30, 2022
REVENUE	$28,468	$7,469,271	$39,409	$8,049,723

COST OF REVENUE	(14,849)	(6,419,947)	(19,173)	(7,150,156)

GROSS PROFIT	13,619	1,049,324	20,236	899,567

OTHER INCOME	3,922	507,870	6,617	146,720

OPERATING EXPENSES
General and administrative	(170,590)	(2,348,127)	(157,686)	(906,698)

(LOSS)/PROFIT FROM OPERATIONS	(153,049)	(790,933)	(130,833)	139,589

FINANCE COSTS	(2,952)	(6,794)	(2,196)	(5,521)

(LOSS)/PROFIT BEFORE TAX	(156,001)	(797,727)	(133,029)	134,068

Tax expense	-	(76,418)	-	(22,792)

NET (LOSS)/PROFIT	$(156,001)	$(874,145)	$(133,029)	$111,276

Revenue. For the nine months period ended September 30, 2023, we had total revenue of $7,497,739 as compared to total revenue of $8,089,132 for the same period in 2022, which had decreased by $591,393 from the prior period, approximately 7.3% decrease.

Chemrex contributed $7,469,271 (99.6%) of the total revenue for the current nine months period as compared to $8,049,723 (99.5%) of the total revenue for the same period last year. Chemrex’s revenues had decreased by $580,4528 from prior period, approximately 7.21% decrease. The revenue decreased in 2023 was due to competition with reduced selling price for Resin & Fiberglass mat in Malaysia since January 2023 and there was no new project in the market resulted less order from customer.

MRNA Scientific-Malaysia contributed $28,468 (0.4%) of the total revenue for the current nine months in 2023 as compared to revenue of $39,409 (0.5%) of the total revenue from the same period last year. MRN Scientific-Malaysia’s revenue had decreased by $10,941 from nine months in 2022, an approximately 27.8% decrease. The revenue decreased in 2023 was due to RNA screening process having been adversely impacted by the onset of the Covid-19 pandemic followed by a number of prominent variants, including Alpha, Beta, Delta, and Omicron. Although new variants are an expected part of the evolution of viruses, new variant is more aggressive, highly transmissible, vaccine-resistant, able to cause more severe disease in Malaysia. We believe that most people were reluctant to visit hospitals and clinics in view of the post Covid-19 Omicron and its subvariants for fear of transmission from other patients or medical staff. Since our RNA screening is administered at diagnostic center, our business had been adversely affected as a result.

Cost of Revenue. For the nine months period ended September 30, 2023, we incurred $6,434,796 in cost of revenues, as compared to $7,169,329 for the same period in 2022, decreased by $734,533 approximately 10.2% decrease was due to the same reason stated above.

Chemrex had incurred $6,419,947 (99.8%) of the total cost of revenue during the current period in 2023 as compared to the same period in 2022 last year wherein Chemrex had incurred $7,150,156 (99.7%) of the total in cost of revenue, cost of revenue decreased by $730,209 approximately 10.21% was due to no new project and competition as stated above.

MRNA Scientific-Malaysia had incurred $14,849 (0.2%) of the total cost of revenues during the current period in 2023 as compared to $19,173 (0.3%) for the same period in 2022, cost of revenue decreased by $4,324, approximately 22.6% in cost of revenues for the current period was due to post Covid-19 pandemic as stated above.

Gross Profit. For the nine months period ended September 30, 2023, we had total gross profit of $1,062,943 as compared to gross profit of $919,803 for the same period in 2023, increased by approximately 15.6% from the prior period.

Chemrex contributed $1,049,324 (98.7%) of the total gross profit for the current nine months period as compared to $899,567 (97.8%) of the total gross profit for the same period last year. The gross profit increased by $149,757 approximately 16.65% for current period in 2023 was due to higher gross margin from the old stock that bought at lower prices

MRNA Scientific-Malaysia had a gross profit of $13,619 (1.3%) of the total gross profit of $1,062,943 for the current nine months period 2023 as compared to $20,236 (2.2%) of the total gross profit of $919,803 from the same period last year 2022. The gross profit decreased by 32.7% was due to its decreased revenues for the current period as according to reason stated above.

Other Income. For the nine months period ended September 30, 2023, we had $511,792 as compared to $153,340 for the same period in 2022, increased by $358,452 approximately 233.8%.

Chemrex contributed $507,870 (99.2%) of other income for the current nine months period as compared to $146,720 (95.7%) of the other income for the same period last year. Chemrex’s other income increased by $361,150 approximately 246.15% was generated from dividend received, bank interest and gain from fair value on investment.

MRNA Scientific-Malaysia had $3,922 (0.8%) for nine months period ended September 30, 2023 as compared to $6,617 (4.3%) for the same period in 2022, decreased by approximately 40.7% was due to lower bank interest earning from lower fund deposited.

Operating Expenses. For the nine months period ended September 30, 2023, we had a total operating expense of $4,425,031 as compared to total operating expenses of $1,241,631 for the same period in 2022. The increase of $3,183,400, approximately 256.40% was due to general and administrative expenses which includes depreciation of fixed assets, employee compensation and benefits, marketing/travel expenses, professional expenses and charges from Advisor, Attorney, STC (Transfer Agent), Finra, Nasdaq and SEC on the Company’s uplisting to Nasdaq, an additional cost for underwriting cost expenses and share-based compensation and provision for losses on account receivables.

Chemrex had incurred $2,348,127(53.1%) of the total operating expenses for the current nine months period in 2023 as compared to $906,698 (73%) of the total operating expenses for the same period 2022 last year, increased by $1,441,429 approximately 158.98% due to the increased commission, directors’ remuneration, medical expenses, loss on unrealized/realized currency exchange, withholding taxes and provision for losses on account receivables of $1,372,573.

MRNA Scientific-Malaysia had incurred $170,590 (3.9%) of the total operating expenses for the current nine months period as compared to $157,686 (12.7%) of the total operating expenses for the same period last year. The increase of $12,904 by approximately 8.2% in operating costs for the nine months period was due to an increase of traveling expenses for marketing, increment of staff remuneration, increase of depreciation of fixed assets for new lab equipment and motor vehicle and additional cost for motor vehicle running expenses.

BGLC, the holding company had incurred $1,906,314 (43.1%) of total operating expenses for the current nine months period as compared to $177,247 (14.3%) of the total operating expenses for the same period last year. The increase of $1,729,067 approximately 975.51% in operating costs of the current period was due to the expenses on filing fees for form S-1, consultant fees for capital & corporation advisory services, fees for three independent board members and audit committee, SEC compliance services, SEC registration fee, shareholders’ notice printing and mailing expenses regarding stock reverse split by Securities Transfer Corporation, an additional review fees for S-1, listing expenses of $205,224 for Nasdaq uplist, the underwriting cost of $660,000 and share-based compensation of $600,695

(Loss)/Profit from Operations. We had a loss from operations of $2,850,296 for nine months period ended September 30, 2023 as compared to loss of $168,488 for the same period in 2022. The increase of $2,681,808, approximately 1591.7% was due to the reasons discussed above.

Income tax expense. For the nine-months period ended September 30, 2023, we had income tax provided by Chemrex $76,418 and MRNA Scientific-Malaysia had no tax provision as compared to the same period 2022 which had a tax estimated $22,792 from Chemrex and no tax provided from MRNA Scientific-Malaysia.

Foreign currency exchange loss. We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the US Dollar. Therefore, any change in the relevant exchange rate would require us to recognize a transaction gain or loss on revaluation. For the nine-months period ended September 30, 2023, we experienced a foreign currency loss of $391,533 as compared with a foreign currency loss of $707,128 for the same period in 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2023, we had working capital of $6,625,767 compared with working capital of $4,017,749 as of December 31, 2022. The increase in working capital as of September 30, 2023 from December 31, 2022 was due principally to the increase in cash generated from our operations.

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

The following is a summary of the Company’s cash flows (used in) / generated from operating, investing, and financing activities for the three months ended September 30, 2023 and 2022:

	Nine months ended
	September 30,
	2023	2022
Net cash (used in)/ generated from Operating Activities	$(1,039,686)	$75,083
Net cash used in investing activities	(368,824)	(400,595)
Net cash generated from financing activities	5,743,206	110,441
Foreign currency translation adjustment	(306,677)	(446,579)
Net Change in Cash and Cash Equivalents	$4,028,019	$(661,650)

Operating Activities

During the nine months ended September 30, 2023, the Company incurred a net loss of $2,936,460 which, after adjusting for amortization, depreciation, dividend income, fair value gain on share investment, allowances for expected credit losses, share-base compensation, an increase in inventories, a decrease in trade receivables and a substantial reduction in trade payables, operating lease liabilities, advance payment from customer, resulted in net cash of $1,039,686 being used in operating activities during the nine months ended September 30, 2023. By comparison, during the nine months ended September 30, 2022, the Company had a net loss of $198,997 after adjusting for amortization, depreciation, dividend income, fair value loss on share investments and a decrease in inventories, trade receivables, deferred cost of revenue, a substantial reduction in trade payables, operating lease liabilities, advance payment from customer, deferred revenue, resulted in net cash of $75,083 being cash generated from operating activities during the period.

Investing Activities

During the nine months ended September 30, 2023, the Company had net cash of $368,824 used in investment activities from acquisition of share investment of $296,109 and purchase of plant & equipment of $148,461. By comparison during the nine months ended September 30, 2022, the Company had net cash from acquisition of share investment of $397,974 and purchase of plant and equipment of $37,144, resulting in net cash used in investing activities of $400,595.

Financing Activities

During the nine-month ended September 30, 2023, the Company had net cash of $5,743,206 generated from financing activities for shares subscriptions of initial public offering (IPO) of 1,473,500 shares at a price to the public of $4.00 per share for total proceeds of $5,750,000. By comparison during the nine months ended September 30, 2022, we had net cash of $110,441 generated from financing activities for continued the repayment of a finance lease of $34,038 and shares subscriptions of $150,000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of September 30, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management had assessed the effectiveness of our internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting had improved. A material weakness could create reasonable possibility that a material misstatement in annual or interim financial statements. The management considers its internal control over financial reporting required further improvement.

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

Changes in Internal Controls over Financial Reporting

During the period ended September 30, 2023, there had been no change in internal control over financial reporting that had materially affected or was reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

In August 2023, an aggregate of 759,299 shares of common stock were issued to professional parties in lieu of cash for services rendered in connection with Company’s listing onto the Nasdaq Capital Market, 125,000 were subsequently cancelled in November, 2023. The shares were issued at $0.72 per share. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

In August 2023, an aggreaget of 75,000 shares of common stock were issued to directors for services rendered. The shares were issued at $0.72 per share. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

There were issuances of an aggregate of 1,039,926 shares to Cede & Co. in August, 2023 as part of the round-up exercise to the reverse stock split. The Company is checking to ensure the accuracy of these issuances. The Company cautions the reader of this Form 10-Q that the issuances currently impact the total number of shares outstanding and weighted average shares’ calculation as a result. If needed, the Company will rectify the discrepancy and expects to file an amendment to this Form 10-Q as soon as practicable upon resolution. The amendment to this Form 10-Q will require and auditors’ consent. The Company is actively looking to rectify the discrepancy and expects to file an amendment to this Form 10-Q, if needed, as soon as practicable upon resolution.

Item 6. Exhibits.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of the Company’s Principal Accounting Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

__________

+	In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

*	File by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIONEXUS GENE LAB CORPORATION

/s/ Yee Meng Wong
Yee Meng Wong
President and Director
(Principal Executive Officer)

/s/ Wei Li Leong
Wei Li Leong
Chief Financial Officer
(Principal Financial and Accounting Officer)

November 20, 2023

