Form 10-Q/A
period 2023-09-30
BioNexus Gene Lab Corp
filed 2024-03-26
CIK 1737523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

+1307 241-6898

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

CAUTIONARY NOTE REGARDING

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains statements that may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. These statements relate to anticipated future events, future results of operations and or future financial performance. In some cases, you can identify forward-looking statements by their use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “ought to,” “plan,” “possible,” “potentially,” “predicts,” “project,” “should,” “will,” “would,” negatives of such terms or other similar terms. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q/A include, without limitation, statements relating to:

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

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and elsewhere in this Quarterly Report on Form 10-Q/A.

You should not unduly rely on any forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or will occur. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q/A, to conform these statements to actual results or to changes in our expectations.

ITEM 1. Financial Statements

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

(Currency expressed in United States Dollars (“US$”))

		As of
		September 30,	December 31,
	Note	2023	2022
		(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and bank balances		4,704,785	611,849
Fixed deposits placed with financial institutions		1,442,098	1,507,015
Trade receivables	3	900,396	2,868,364
Other receivables, deposits and prepayments		110,793	25,240
Tax recoverable	4	3,838	31,551
Inventories		1,107,917	977,807
Total current assets		8,269,827	6,021,826

NON-CURRENT ASSETS
Operating lease right of use assets	5	147,916	55,730
Property, plant and equipment, net	6	1,496,562	1,511,708
Other investments	7	1,551,217	1,150,898
Total non-current assets		3,195,695	2,718,336
TOTAL ASSETS		$11,465,522	$8,740,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	8	1,569,992	1,861,015
Other payables and accrued liabilities		29,776	103,370
Current portion of operating lease liabilities	5	33,897	16,569
Advance payment from customer		8,218	23,123
Tax payables		2,177	-
Total current liabilities		1,644,060	2,004,077

NON-CURRENT LIABILITIES
Non-current portion of operating lease liabilities	5	104,867	40,206
Deferred tax liabilities	4	28,880	30,866
Total non-current liabilities		133,747	71,072
TOTAL LIABILITIES		$1,777,807	$2,075,149

STOCKHOLDERS’ EQUITY
As at September 30, 2023, common stock, no par value; 300,000,000 shares authorized and 17,792,663 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding. As at December 31, 2022, common stock, no par value; 300,000,000 shares authorized and 14,476,513 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding (on a post-reverse stock split basis)*.	10	17,281,315	10,929,574
Additional paid in capital		(5,011,891)	(5,011,891)
Accumulated (losses)/surplus		(1,781,114)	1,156,392
Accumulated other comprehensive losses		(800,595)	(409,062)
TOTAL STOCKHOLDERS’ EQUITY		9,687,715	6,665,013

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$11,465,522	$8,740,162

* Issued and outstanding shares of common stock have been adjusted for the periods prior to July 20, 2023, to reflect the 12-for-1 reverse stock split effected on that date on a retroactive basis as described in Note 10.

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
REVENUE	$2,553,686	$2,575,086	$7,497,739	$8,089,132

COST OF REVENUE	(2,199,354)	(2,275,587)	(6,434,796)	(7,169,329)

GROSS PROFIT	354,332	299,499	1,062,943	919,803

OTHER INCOME	199,284	54,110	511,792	153,340

OPERATING EXPENSES
General and administrative	(3,082,128)	(418,824)	(4,426,077)	(1,241,631)

LOSS FROM OPERATIONS	(2,528,512)	(65,215)	(2,851,342)	(168,488)

FINANCE COSTS	(4,259)	(2,072)	(9,746)	(7,717)

LOSS BEFORE TAX	(2,532,771)	(67,287)	(2,861,088)	(176,205)

Tax expense	(76,418)	(10,114)	(76,418)	(22,792)

NET LOSS	$(2,609,189)	$(77,401)	$(2,937,506)	$(198,997)

Other comprehensive income:
Foreign currency translation loss	(18,603)	(320,592)	(391,533)	(707,128)
COMPREHENSIVE LOSS	$(2,627,792)	$(397,993)	$(3,329,039)	$(906,125)

Earnings per share - Basic and diluted	(0.157)	(0.028)	(0.218)	(0.063)
Weighted average shares outstanding and per share amount have been adjusted for the periods shown to reflect the 12-for-1 reverse stock split effected on July 20, 2023, on a retroactive basis as described in Note 10.	16,774,370	14,476,513	15,250,883	14,409,733

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AS OF SEPTEMBER 30, 2023 AND 2022

(Amount expressed in United States Dollars (“US$))

					Accumulated
	Common stock		Additional paid in	Accumulated	other comprehensive	Total
	Number of shares	Amount	capital	surplus	loss	Equity
Balance as of December 31, 2021	14,268,180	$10,779,574	$(5,011,891)	$1,512,358	$(100,262)	$7,179,779
Net profit for the period	-	-	-	17,066	-	17,066
Foreign currency translation loss	-	-	-	-	(68,776)	(68,776)
Balance as of March 31, 2022	14,268,180	$10,779,574	$(5,011,891)	$1,529,424	$(169,038)	$7,128,069
Net loss for the period	-	-	-	(138,662)	-	(138,662)
Issuance of shares	208,333	150,000	-	-	-	150,000
Foreign currency translation loss	-	-	-	-	(317,760)	(317,760)
Balance as of June 30, 2022	14,476,513	$10,929,574	$(5,011,891)	$1,390,762	$(486,798)	$6,821,647
Net loss for the period	-	-	-	(77,401)	-	(77,401)
Foreign currency translation loss	-	-	-	-	(320,592)	(320,592)
Balance as of September 30, 2022	14,476,513	$10,929,574	$(5,011,891)	$1,313,361	$(807,390)	$6,423,654

	Common stock		Additional paid in	Accumulated	Accumulated other comprehensive	Total
	Number of shares	Amount	capital	surplus	loss	Equity
Balance as of December 31, 2022	14,476,513	$10,929,574	$(5,011,891)	$1,156,392	$(409,062)	$6,665,013
Net loss for the period	-	-	-	(69,066)	-	(69,066)
Foreign currency translation loss	-	-	-	-	(39,039)	(39,039)
Balance as of March 31, 2023	14,476,513	$10,929,574	$(5,011,891)	$1,087,326	$(448,101)	$6,556,908
Net loss for the period	-	-	-	(259,251)	-	(259,251)
Foreign currency translation loss	-	-	-	-	(333,891)	(333,891)
Balance as of June 30, 2023	14,476,513	$10,929,574	$(5,011,891)	$828,075	$(781,992)	$5,963,766
Net loss for the period	-	-	-	(2,609,189)	-	(2,609,189)
Round up shares	1,044,351	1,046	-	-	-	1,046
Issuance of shares*	1,437,500	5,750,000	-	-	-	5,750,000
Issuance of shares#	834,299	600,695	-	-	-	600,695
Foreign currency translation loss	-	-	-	-	(18,603)	(18,603)
Balance as of September 30, 2023	17,792,663	$17,281,315	$(5,011,891)	$(1,781,114)	$(800,595)	$9,687,715

Share activity (number of shares or both number and amount of shares) has been adjusted for the periods shown to reflect the 12-for-1 reverse stock split effected on July 20, 2023, on a retroactive basis as described in Note 10.

 * 1,437,500 shares of common stock were issued to underwriter.

# 834,299 shares of common stock were issued to professional parties and board member.

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,937,506)	$(198,997)

Adjustments to reconcile net loss to net cash used in from operating activities:
Amortization of right of use asset	15,620	12,754
Allowances for expected credit losses	1,372,573	-
Bad debts	4,175	-
Depreciation of property, plant and equipment	63,147	66,608
Dividend income	(48,892)	(34,523)
Fair value (gain)/loss on other investments	(223,284)	128,683
Loss on disposal of other investments	-	1,798
Interest	6,794	5,521
Property, plant and equipment written off	18	-
Share-base compensation	601,741	-
Stock written off	392	-
Operating loss before working capital changes	(1,145,222)	(18,156)

Changes in operating assets and liabilities:
Inventories	(130,502)	425,972
Trade and other receivables	505,667	638,401
Deferred cost of revenue	-	67,606
Trade and other payables	(364,617)	(769,436)
Advance payment from customer	(14,905)	(21,810)
Deferred revenue	-	(77,276)
Operating lease liabilities	81,989	(17,009)
Tax recoverable	27,904	(153,209)
Net cash (used in)/generated from operating activities	(1,039,686)	75,083

Cash flows from investing activities:
Acquisition of other investment	(296,109)	(397,974)
Dividend income	48,892	34,523
Purchase of plant and equipment	(148,461)	(37,144)
Proceeds from disposal of other investments	26,854	-
Net cash used in investing activities	(368,824)	(400,595)

Cash flows from financing activities:
Interest	(6,794)	(5,521)
Repayment of finance lease	-	(34,038)
Shares subscriptions	5,750,000	150,000
Net cash generated from financing activities	5,743,206	110,441
Foreign currency translation adjustment	(306,677)	(446,579)
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,028,019	(661,650)
CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL PERIOD	2,118,864	2,123,919

CASH AND CASH EQUIVALENTS, END OF FINANCIAL PERIOD	$6,146,883	$1,462,269

CASH AND CASH EQUIVALENTS INFORMATION:
Fixed deposits placed with financial institutions	$1,442,098	$984,088
Cash at bank	4,704,785	478,181
Cash and cash equivalents, end of financial period	6,146,883	1,462,269

Supplementary cash flow information:
Interest paid	$(9,746)	$(7,717)
Income tax refunded	315	-
Income taxes paid	(47,808)	(123,599)

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

Malaysia

MRNA Scientific Malaysia and Chemrex are both subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range of 24% on its assessable income.

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

NOTE 10 - STOCK HOLDERS’ EQUITY

Reverse Stock Split

On June 5, 2023, the Company filed an Article of Amendment to the Articles of Incorporation with the Wyoming Secretary of State to modify the ratio of the Reverse Stock Split from one-for-ten (10) to one-for-twelve (12) (the “Revised Reverse Stock Split”). Upon effectiveness of the Revised Reverse Stock Split, every twelve (12) outstanding shares of common stock were combined into and automatically became one share of common stock. No fractional shares was issued in connection with the Revised Reverse Stock Split and all such fractional shares or odd lots (less than 100 shares to any record or beneficial holder) issuable in the Revised Reverse Stock Split were rounded up to 100 shares. An aggregate of 1,044,351 shares were issued to applicable shareholders as a result of the round-up.

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

From July 20, 2023 to August 4, 2023, an aggregate total of 1,044,351 shares of common stock were issued as part of the round-up exercise to the reverse stock split.

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

At September 30, 2023, the Company (“BGLC”) operates in the biochemical industry segment through its two Malaysian subsidiaries, MRNA Scientific Malaysia and Chemrex.

For the nine months ended September 30, 2023, segmented (unaudited) revenue and net profit/(loss) (Currency expressed in United States Dollars (“US$”) are as follows:

	MRNA Scientific Malaysia	Chemrex	BGLC	Total
	Nine months ended September 30, 2023

REVENUE	$28,468	$7,469,271	$-	$7,497,739

COST OF REVENUE	(14,849)	(6,419,947)	-	(6,434,796)

GROSS PROFIT	13,619	1,049,324	-	1,062,943

OTHER INCOME	3,922	507,870	-	511,792

OPERATING EXPENSES
General and administrative	(170,590)	(2,348,127)	(1,907,360)	(4,426,077)

LOSS FROM OPERATIONS	(153,049)	(790,933)	(1,907,360)	(2,851,342)

FINANCE COSTS	(2,952)	(6,794)	-	(9,746)

LOSS BEFORE TAX	(156,001)	(797,727)	(1,907,360)	(2,861,088)

Tax expense	-	(76,418)	-	(76,418)

NET LOSS	$(156,001)	$(874,145)	$(1,907,360)	$(2,937,506)

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

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	As of September 30, 2023 and December 31, 2022
	Total Assets		Total Liabilities
	2023	2022	2023	2022

BGLC & MRNA Scientific	$5,002,908	$677,477	$176,805	$108,390
Chemrex	6,462,614	8,062,685	1,601,002	1,966,759
TOTAL	11,465,522	8,740,162	1,777,807	2,075,149

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

On August 1, 2023, Mr. Liong Tai Tan, the Chief Operating Officer and a member of the Board of Directors, notified the Company of his desire to resign from his position at the Company. The Company and Mr. Liong Tai Tan agreed that the resignations would be effective August 31, 2023. Mr. Liong Tai Tan’s resignation is not due to any disagreement with the Company, the Company’s management or the Board on any matter relating to the Company’s operations, policies, or practices (financial or otherwise), Mr. Liong Tai Tan informed the Company that he is leaving the Company and the Board of Directors to pursue other commitments. On August 2, 2023, the Board of Directors of the Company approved the appointment of Mr. Su-Leng Tan Lee as the Chief Operating Officer and not a director, effective September 1, 2023.

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

On December 11, 2023, a majority of shareholders executed a Written Consent to Action Without Meeting of the Shareholders (the “Written Consent”) removing the certain Board members and appointing three new board members of the shareholders’ choosing.  This was subsequently notified via a Schedule 14C mailer to all eligible shareholders, on or about 5th March 2024.

The New Directors began serving their term on December 11, 2023, and their terms shall expire at our annual meeting of stockholders to be held in 2024.

Additionally, by unanimous written consent effective December 11, 2023, the Board appointed Su-Leng Tan Lee and Chee Keong Yap to the Board, and Mr. Su-Leng Tan Lee to serve as Chief Executive Officer and Secretary to the Board, effective December 11, 2023.

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

The corporate and principal office address of the Company and MRNA Scientific Malaysia is Unit 02, Level 10, Tower B, Avenue 3, The Vertical Business Suite II, Bangsar South, No. 8 Jalan Kerinchi, Kuala Lumpur, Malaysia., our lab is located at Lab 353, Chemical Science Centre, University Science Malaysia, George Town, Penang, Malaysia. Another lab focuses on Covid-19 and Colon cancer screening is located at 4th floor, Lifecare Diagnostic Centre, Kuala Lumpur, Malaysia. Our telephone number is (+60) 18-2218762 and our website is www.bionexusgenelab.com.

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

(i) Public Offering and Nasdaq Listing

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

On August 2023, there was an issuance of shares of 759,299 and 75,000 respectively as part of Contractual Agreements relating to the uplisting of our Common Stock onto the NASDAQ stock exchange, subsequently followed by the cancellation of 125,000 shares. Please see Note 10.

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

An total of 1,044,351 round-up shares issued after reversal of stock split exercised. Please refer Note 10.

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

Consolidated

	Three months ended
	September 30,
	2023	2022
REVENUE	$2,553,686	$2,575,086

COST OF REVENUE	(2,199,354)	(2,275,587)

GROSS PROFIT	354,332	299,499

OTHER INCOME	199,284	54,110

OPERATING EXPENSES
General and administrative	(3,082,128)	(418,824)

LOSS FROM OPERATIONS	(2,528,512)	(65,215)

FINANCE COSTS	(4,259)	(2,072)

LOSS BEFORE TAX	(2,532,771)	(67,287)

Tax expense	(76,418)	(10,114)

NET LOSS	$(2,609,189)	$(77,401)
Other comprehensive income:
Foreign currency loss	(18,603)	(320,592)

COMPREHENSIVE LOSS	$(2,627,792)	$(397,993)

Segmented Information

	MRNA Scientific Malaysia	Chemrex	MRNA Scientific Malaysia	Chemrex
	Three months ended September 30, 2023		Three months ended September 30, 2022
REVENUE	$16,536	$2,537,150	$5,942	$2,569,144

COST OF REVENUE	(7,301)	(2,192,053)	(4,244)	(2,271,343)

GROSS PROFIT	9,235	345,097	1,698	297,801

OTHER INCOME	1,757	197,527	2,332	51,775

OPERATING EXPENSES
General and administrative	(71,870)	(1,322,231)	(63,005)	(288,350)

(LOSS)/PROFIT FROM OPERATIONS	(60,878)	(779,607)	(58,975)	61,226

FINANCE COSTS	(1,677)	(2,582)	(336)	(1,736)

(LOSS)/PROFIT BEFORE TAX	(62,555)	(782,189)	(59,311)	59,490

Tax expense	-	(76,418)	-	(10,114)

NET (LOSS)/PROFIT	$(62,555)	$(858,607)	$(59,311)	$49,376

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

Operating Expenses. For the quarter ended September 30, 2023, we had total operating expense of $3,082,128 as compared to total operating expenses of $418,824 for the quarter ended September 30, 2022, an increase by approximately 635.9%. It was due to general and administrative expenses which includes depreciation of fixed assets, employee compensation, professional fees for the Nasdaq uplisting and provision for losses on accounts receivable

Chemrex had incurred $1,322,231 (42.9%) of the total operating expenses for the current quarter ended September 30, 2023 as compared to $288,350 (68.8%) of the total operating expenses for the quarter ended September 30, 2022, an increase by 358.6.%. The major increase in operating expenses was due to provision for losses on accounts receivable of $1,067,413

MRNA Scientific-Malaysia had incurred $71,870 (2.3%) of the total operating expenses for the current quarter ended September 30, 2023 as compared to $63,005 (15%) of the total operating expenses for the quarter ended September 30, 2022, an increase by 14.1%. The increase in operating costs of the current quarter was due to hire new staff, increment of staff remuneration, increase of depreciation of fixed assets for new lab equipment and motor vehicle and additional cost for motor vehicle running expenses and travelling expenses.

BGLC, the holding company had incurred $1,688,027 (54.8%) of total operating expenses for the current quarter ended September 30, 2023 as compared to $67,469 (16.1%) of the total operating expenses for the quarter ended September 30, 2022. The increase of $1,620,558 by approximately 2401.9% in operating costs for the quarter ended September 30, 2023 was due to increment of directors ’ fees, hired a medical adviser, appointed an investor relations service, additional professional expenses for successful listed in Nasdaq from Advisor, Attorney, underwriting cost expenses, share-based compensation, broker fee, NOBO conduit fee, listing expenses and Nasdaq annual fee.

Loss from Operations. We had a loss from operations of $2,528,512 for the quarter ended September 30, 2023 as compared to a loss of $65,215 for the quarter ended September 30, 2022, an increase by approximately 3777.2% from the prior period, for the reasons was due to increment of directors ’ fees, hired a medical adviser, appointed an investor relations service, additional professional expenses for successful listed in Nasdaq from Advisor, Attorney, underwriting cost expenses, share-based compensation, broker fee, conduit fee, listing expenses and Nasdaq annual fee.

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

Consolidated

	Nine months ended
	September 30,
	2023	2022
REVENUE	$7,497,739	$8,089,132

COST OF REVENUE	(6,434,796)	(7,169,329)

GROSS PROFIT	1,062,943	919,803

OTHER INCOME	511,792	153,340

OPERATING EXPENSES
General and administrative	(4,426,077)	(1,241,631)

LOSS FROM OPERATIONS	(2,851,342)	(168,488)

FINANCE COSTS	(9,746)	(7,717)

LOSS BEFORE TAX	(2,861,088)	(176,205)

Tax expense	(76,418)	(22,792)

NET LOSS	$(2,937,506)	$(198,997)

Other comprehensive income:
Foreign currency translation loss	(391,533)	(707,128)
COMPREHENSIVE LOSS	$(3,329,039)	$(906,125)

Segmented Information

segmental reporting for BGLC	MRNA Scientific Malaysia	Chemrex	MRNA Scientific Malaysia	Chemrex
	Nine months ended September 30, 2023		Nine months ended September 30, 2022
REVENUE	$28,468	$7,469,271	$39,409	$8,049,723

COST OF REVENUE	(14,849)	(6,419,947)	(19,173)	(7,150,156)

GROSS PROFIT	13,619	1,049,324	20,236	899,567

OTHER INCOME	3,922	507,870	6,617	146,720

OPERATING EXPENSES
General and administrative	(170,590)	(2,348,127)	(157,686)	(906,698)

(LOSS)/PROFIT FROM OPERATIONS	(153,049)	(790,933)	(130,833)	139,589

FINANCE COSTS	(2,952)	(6,794)	(2,196)	(5,521)

(LOSS)/PROFIT BEFORE TAX	(156,001)	(797,727)	(133,029)	134,068

Tax expense	-	(76,418)	-	(22,792)

NET (LOSS)/PROFIT	$(156,001)	$(874,145)	$(133,029)	$111,276

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

MRNA Scientific-Malaysia contributed $28,468 (0.4%) of the total revenue for the current nine months in 2023 as compared to revenue of $39,409 (0.5%) of the total revenue from the same period last year. MRNA Scientific-Malaysia’s revenue had decreased by $10,941 from nine months in 2022, an approximately 27.8% decrease. The revenue decreased in 2023 was due to RNA screening process having been adversely impacted by the onset of the Covid-19 pandemic followed by a number of prominent variants, including Alpha, Beta, Delta, and Omicron. Although new variants are an expected part of the evolution of viruses, new variant is more aggressive, highly transmissible, vaccine-resistant, able to cause more severe disease in Malaysia. We believe that most people were reluctant to visit hospitals and clinics in view of the post Covid-19 Omicron and its subvariants for fear of transmission from other patients or medical staff. Since our RNA screening is administered at diagnostic center, our business had been adversely affected as a result.

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

Operating Expenses. For the nine months period ended September 30, 2023, we had a total operating expense of $4,426,077 as compared to total operating expenses of $1,241,631 for the same period in 2022. The increase of $3,184,446, approximately 256.5% was due to general and administrative expenses which includes depreciation of fixed assets, employee compensation and benefits, marketing/travel expenses, professional expenses and charges from Advisor, Attorney, STC (Transfer Agent), Finra, Nasdaq and SEC on the Company’s uplisting to Nasdaq, an additional cost for underwriting cost expenses and share-based compensation and provision for losses on account receivables.

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

BGLC, the holding company had incurred $1,907,360 (43.1%) of total operating expenses for the current nine months period as compared to $177,247 (14.3%) of the total operating expenses for the same period last year. The increase of $1,730,113 approximately 976.1% in operating costs of the current period was due to the expenses on filing fees for form S-1, consultant fees for capital & corporation advisory services, fees for three independent board members and audit committee, SEC compliance services, SEC registration fee, shareholders’ notice printing and mailing expenses regarding stock reverse split by Securities Transfer Corporation, an additional review fees for S-1, listing expenses of $205,224 for Nasdaq uplist, the underwriting cost of $660,000 and share-based compensation of $601,740

Loss from Operations. We had a loss from operations of $2,851,342 for nine months period ended September 30, 2023 as compared to loss of $168,488 for the same period in 2022. The increase of $2,682,854, approximately 1592.3% was due to the reasons discussed above.

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

Operating Activities

During the nine months ended September 30, 2023, the Company incurred a net loss of $2,937,506 which, after adjusting for amortization, depreciation, dividend income, fair value gain on share investment, allowances for expected credit losses, share-base compensation, an increase in inventories, a decrease in trade receivables and a substantial reduction in trade payables, operating lease liabilities, advance payment from customer, resulted in net cash of $1,039,686 being used in operating activities during the nine months ended September 30, 2023. By comparison, during the nine months ended September 30, 2022, the Company had a net loss of $198,997 after adjusting for amortization, depreciation, dividend income, fair value loss on share investments and a decrease in inventories, trade receivables, deferred cost of revenue, a substantial reduction in trade payables, operating lease liabilities, advance payment from customer, deferred revenue, resulted in net cash of $75,083 being cash generated from operating activities during the period.

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

In August 2023, an aggregate of 75,000 shares of common stock were issued to directors for services rendered. The shares were issued at $0.72 per share. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

There were issuances of an aggregate total of 1,044,351 shares from July 20,2023 to August 4, 2023 as part of the round-up exercise to the reverse stock split, as detailed in the Schedule 14C filing related to the reverse stock split with the record date May 8th, 2023.

Item 6. Exhibits.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of the Company’s Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+**

32.2	Certification of the Company’s Principal Accounting Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

__________

+	In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 were furnished and not filed.
**	Previously filed or furnished as an exhibit to BioNexus Gene Lab Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.
*	Furnished with this Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIONEXUS GENE LAB CORPORATION

/s/ Su-Leng Tan Lee
Su-Leng Tan Lee
Chief Executive Officer
(Principal Executive Officer)

March 26, 2024

