Form 10-K
period 2023-12-31
BioNexus Gene Lab Corp
filed 2024-04-16
CIK 1737523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2023

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number: 333-269753

BIONEXUS GENE LAB CORP
(Exact name of registrant as specified in its charter)

Wyoming	35-2604830
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Unit 02, Level 10, Tower B, Avenue 3, The Vertical
Business Suite II, Bangsar South
8 Jalan Kerinchi
Kuala Lumpur, Malaysia	59200
(Address of Principal Executive Offices)	(Zip Code)

+1 307 241 6898

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange where registered
Common Stock, no par value	BGLC	Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $66.5 million (this amount represents approximately 25.1 million shares of BioNexus Gene Lab Corp’s common stock based on the last reported sales price of $2.6521 of the common stock on such date).

As of December 31, 2023, there were 17,667,663 shares of common stock, no par value, outstanding.

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

Unless stated otherwise, the words “we,” “us,” “our,” or “the Company” in this Annual Report collectively refers to BioNexus Gene Lab Corp., a Wyoming corporation and our wholly owned subsidiaries, MRNA Scientific Sdn. Bhd. (formerly BioNexus Gene Lab Sdn. Bhd.) (“MRNA Scientific”), and Chemrex Corporation Sdn. Bhd. (“Chemrex”), both Malaysian companies (“Subsidiaries”). “BGLC” or “BioNexus” refers to BioNexus Gene Lab Corp. “RM” refers to Malaysian Ringgit, the legal currency of Malaysia. “USD,” “US$,” or “$” refer to US dollars, the legal currency of the United States.

We acquired Chemrex on December 31, 2020, pursuant to a Share Exchange Agreement with Chemrex its shareholders. We acquired all of the issued and outstanding shares of capital stock of Chemrex from the Chemrex shareholders in exchange for 68,487,261 shares of common stock of BioNexus issued to the Chemrex shareholders.

Our principal corporate office is Unit 02, Level 10, Tower B, Avenue 3, The Vertical Business Suite II, Bangsar South, 8 Jalan Kerinchi, Kuala Lumpur, Malaysia. The MRNA Scientific Malaysia lab is located at Lab 353, Chemical Science Centre, University Science Malaysia, George Town, Penang, Malaysia and it also has a blood collection center located at 1st floor, Lifecare Medical Centre, Kuala Lumpur, Malaysia. Chemrex offices and supply hub is located at 4 Jalan CJ 1/6 Kawasan Perusahaan Cheras Jaya, Selangor, Malaysia.

Our corporate telephone number is +1 307 241 6898 and its website is www.bionexusgenelab.com. Chemrex’s telephone number is (+60) 1922-23815 and its website is www.chemrex.com.my. These websites do not form part of this Form 10-K.

Item 1. Business.

Overview

The Company, through its wholly owned subsidiary Chemrex, focuses on the sale of chemical raw materials for the manufacture of industrial, medical, appliance, aero, automotive, mechanical, and electronic industries in the Southeast Asia region. These countries include Malaysia, Indonesia, Vietnam, and other countries in Southeast Asia.

In addition, the Company, through its wholly owned subsidiary, MRNA Scientific, is in the business of developing and providing safe, effective, and non-invasive liquid biopsy tests for the early detection of biomarkers that we believe are linked to diseases to minimize treatment costs and improve patient management. Our non-invasive blood tests provide analysis of changes in RNA to detect the potential risk of 11 different diseases.

Corporate History

BioNexus was incorporated in the State of Wyoming on May 12, 2017. On August 23, 2017, the Company acquired all of the outstanding capital stock of MRNA Scientific Sdn. Bhd. (formerly BioNexus Gene Lab Sdn. Bhd), a Malaysian corporation incorporated in Malaysia on April 7, 2015, which it then subsequently changed its name to MRNA Scientific Sdn. Bhd. (“MRNA Scientific”) on September 19, 2023.

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

On July 24, 2023, the Offering closed, and the Company issued and sold 1,437,500 shares of common stock, including 187,500 shares sold pursuant to the exercise of the Over-Allotment Option. The Offering was priced at $4.00 per share for total gross proceeds of $5.75 million before deducting underwriting discounts, commissions, and offering expenses. Pursuant to the Underwriting Agreement, the Underwriter received an 8% underwriting discount on the public offering price for the shares common stock. The Company therefore received net proceeds, before expenses, of $5,290,000 from the sale of the common stock. In addition, the Company issued to the Underwriter warrants to purchase up to an aggregate of 115,000 shares of the Company's common stock (the "Underwriter's Warrants") at an exercise price of $4.40 per share. The Underwriter's Warrants are exercisable from July 24, 2023 until July 24, 2028.

Reverse stock split

On June 5, 2023, the Company filed an Article of Amendment to the Articles of Incorporation with the Wyoming Secretary of State to modify the ratio of the Reverse Stock Split from one-for-ten (10) to one-for-twelve (12) (the “Revised Reverse Stock Split”). Upon effectiveness of the Revised Reverse Stock Split, every twelve (12) outstanding shares of common stock were combined into and automatically became one share of common stock. No fractional shares were issued in connection with the Revised Reverse Stock Split and all such fractional shares or odd lots (less than 100 shares to any record or beneficial holder) that were issuable in the Revised Reverse Stock Split were rounded up to the nearest whole share, or rounded up to 100 shares, respectively.

The Revised Reverse Stock Split was approved and authorized by a majority of the Company’s stockholder on May 8, 2023 and by the Board of Directors of the Company on May 8, 2023.

On July 19, 2023, the Financial Industry Regulatory Authority announced the Revised Reverse Stock Split.

Corporate Structure

The corporate structure as of the date of this filing depicted below:

Chemical Raw Material Business

Our Products

Chemrex, our wholly owned subsidiary, is involved in the wholesale of chemical raw material products. We purchase raw chemical materials, mostly fibre re-enforced polymers (“FRP”), from domestic and international manufacturers and sell them to manufacturers in Southeast Asia. The FRP and other raw materials we offer are used to produce a wide variety of goods, including handrails, bench tops, automotive and aero parts, cleanroom panels, and covers for various instruments used in manufacturing.

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

Polyester Resin SHCP 268

SHCP 268 is a thixotropic, quick-curing unsaturated polyester resin suitable as a general-purpose resin. It can be used in generally all FRP products. However, it does not have significant structural integrity, chemical resistance, or UV resistance properties and as a result its application is limited.  For example, one of the ways this material has been used is in the construction of train seats.

Polyester Resin 9509

This is a premium raw material compared to Polyester Resin SHCP 268 and is priced higher. Like Polyester Resin SHCP 268, it is a general-purpose material but provides more structural integrity and is longer lasting. Customers have used this material to produce marine boats and water slides.

Polyester Resin 2802 This is also a more premium grade of resin. It has a niche use case and is generally used as a key component in the pultrusion process by certain manufacturers.

Chemical Raw Material Product Applications

Our chemicals are used to produce a wide variety of finished goods. Common products utilizing our FRP materials include handrails, bench tops, automotive and aero parts, panelling for hospital/laboratory/industrial clean rooms, and covers for various instruments used in manufacturing. Some examples of FRP end-user products manufactured by our customers are displayed below:

Medical and Industrial Equipment

Platform, Handrail and Decking

Medical appliances

Research and Development

As part of our current research and development efforts, we are working closely with external R&D companies, such as Sift Center Sdn.Bhd. (www.siftcenter.com) and PCA Group Sdn.Bhd. (www.pcagroup.com), to produce and supply FRP products to Shell petrol stations in Malaysia. Sift Center Sdn. Bhd. and PCA Group Sdn. Bhd. are attempting to use the infusion vacuum process to produce Electrical Vehicle (EV) charging and hydrogen fueling stations. As part of our collaboration, we will provide the resin and fiberglass required to produce the infusion vacuum chamber and our technical expertise regarding the viability of the design.

Sales and Marketing

•

Online Promotion. We market our product offerings through our website, www.chemrex.com.my. We utilize Google’s search engine optimization to drive traffic to our website. We also engaged Pan Pages, an internet marketing company, to further market our products to new consumers over the internet. New prospective customers can forward their inquiries via phone or our website. Our marketing and technical representatives will then contact the prospective customer and discuss how we can fulfill their order and accommodate any specific requests. Our marketing team also conducts online searches and attempts to identify new customers from time to time.

•	Product Display. We invite current and potential customers to examine our product range at our warehouse in order that customers can get a more comprehensive assessment of our product’s quality.

•

Marketing Personnel. Our product sales and marketing are performed internally by our Managing Director, Mr. Tham Too Kam, our Executive Director, Mr. Tan Liong Tai, and our Marketing Manager, Mr. Chan Kwan Wah, together with three marketing and technical representatives. In addition, our marketing team visits our existing customers monthly, and we have several discussions with them to obtain information of new potential competitors in the market.

•

Business Introduction from Suppliers. We meet our suppliers regularly. From time to time, our suppliers also will provide us with the contact details of new potential customers to whom we can provide our products, and our marketing personnel will follow up on these new sales leads.

Our Chemical Raw Material Customers

Most of our existing customers are well-established manufacturers and contractors with long-term relationships with Chemrex who regularly place orders. Typically, they would give us a forecast of the products they need and place their orders monthly. Our top five customers, based on revenue, accounted for approximately 25.99% of our revenue for the fiscal year ended December 31, 2023.

Chemrex Top 5 Customers
A	$601,433	6.15%
B	$569,441	5.82%
C	$496,591	5.08%
D	$490,731	5.02%
E	$384,449	3.93%
Total	2,542,645	25.99%

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

Our Chemical Raw Material Suppliers

We consider our major vendors in each period to be those vendors that accounted for more than 10% of overall purchases in such period. We had four suppliers accounted for 17.38%, 17.05%, 14.50% and 9.57% of the Company’s total chemical raw material purchase, respectively. We had four major vendors during the fiscal year ended December 31, 2023, who collectively accounted for 58.50% of total purchases. We had four major vendors during the fiscal year ended December 31, 2022, who collectively accounted for 57.08% of total purchases. We purchase from a variety of suppliers and believe these raw materials are widely available. If we were unable to purchase from our primary suppliers, we do not expect we would face difficulties in locating another supplier at substantially the same price. We have secure and efficient access to all the raw materials necessary to produce customers’ products saving them the trouble of sourcing from several distributors. We believe our relationships with the suppliers of these raw materials are strong. While the prices of such raw materials may vary greatly from time to time, we believe we could hedge such risk by adjusting our price or absorb the higher cost at times if necessary.

Fiscal Year	2023
	Cost of	% of Cost
Vendor Name	Revenue (USD)	of Revenue
A	1,467,381	17.38%
B	1,439,569	17.05%
C	1,224,113	14.50%
D	808,113	9.57%
Total	4,939,176	58.50%

Fiscal Year	2022
	Cost of	% of Cost
Vendor Name	Revenue (USD)	of Revenue
A	1,425,867	14.75%
B	1,424,476	14.73%
C	1,171,511	12.12%
D	1,497,142	15.48%
Total	5,518,996	57.08%

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

Additionally, most of the chemical raw materials we distribute are made to industry standard specifications and either produced by or available from multiple sources. Our suppliers may also distribute directly or through multiple chemical distributors. Even for products that are unique in formulation or other characteristics, there are typically other products available that are functional substitutes, such as natural plant fiber products, such that we face significant competition even where we are the exclusive distributors of a specialty product. Hence, our suppliers may also choose to limit their distribution outsourcing, particularly with respect to higher margin products, or to partner with other wholesalers or resellers for distribution, which could increase competition.

Competitive Advantages

Notwithstanding the competition, we are a well-established and are a reliable quality composite material distributor with professional services. In addition, we offer the following benefits to our existing and potential customers:

•

Technical Expertise: Our technical staff, comprising two chemists and one engineer, are highly competent and familiar with the technical advancements in the FRP industry. They provide technical know-how on mixing various products and offer product suggestions or modifications to our customers, which may involve strengthening or enhancing existing products sold by our customers.

•

Pricing Advantage: As a prominent reseller of FRP products in the domestic market with significant market share, we distribute our products at a relatively higher volume than our competitors. Hence, we enjoy volume discounts from our suppliers, which we are able to pass on to our customers. As a result, prospective customers could incur higher prices if they purchase from some of our competitors.

•

Convenience: We provide a wide variety of over 100 FRP products. In contrast, some of our competitors might have a smaller product range. In addition, prospective customers could incur higher logistical costs if they purchase from many different sellers instead of relying on us as a one stop shop for all their business needs.

•

Sourcing New Raw Materials for product development: We source a broad range of raw materials worldwide. This global reach greatly expands our potential customer base and provides more opportunities for our existing customers to develop new products from a wider variety of raw materials.

Growth strategy

The composite raw materials market is expected to reach an estimated $40.2 billion by 2024 globally and is forecasted to grow at a CAGR of 3.3% from 2019 to 2024. Furthermore, the composites end-user market is expected to reach an estimated $114.7 billion by 2024 globally. The major drivers for growth in this market are the increasing demand for lightweight materials in the aerospace, defense, and automotive industries. Also, corrosion and chemical resistance materials are in demand in the construction and pipe and water tank industries. With our wide variety of product offerings, we are well-positioned to take advantage of this increase in chemical composite market demand. Source: Composites Market: Trends, Opportunities and Competitive Analysis (https://www.researchandmarkets.com/categories/chemicals-materials)

In the future, we intend to develop automated warehousing and logistics powered by artificial intelligence to guide our inventory control/movement and business decisions in a more streamlined and efficient manner. We also intend to deepen our ties with our major business partners, who have cooperated with us successfully for many years. We further intend  to hire more young and talented professionals to open more domestic and foreign markets in an effort to implement and sustain business growth.  We are constantly seek new products through various channels, such as trade shows, to add to our product line in an effort to expand our customer base. From 2023 to 2024, we are projecting 8% revenue growth, mainly driven by more orders for our raw materials from electric vehicle charging station manufacturers. From 2025 onwards, we are projecting that the growth rate will stabilize at 7%.

Regulatory Matters

We are unaware of and do not anticipate spending significant resources to comply with governmental regulations. We are subject to the laws and regulations of various jurisdictions in Malaysia.

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

MRNA Diagnostics Business

Through our subsidiary MRNA Scientific, we also engaged in applying genomic testing to enable early disease diagnosis and health management.

MRNA Scientific's principal office address is Unit 02, Level 10, Tower B, Avenue 3, The Vertical Business Suite II, Bangsar South, 8 Jalan Kerinchi, Kuala Lumpur, Malaysia. Our molecular genomic lab is located at Lab 353, Chemical Science Centre, University Science Malaysia, George Town, Penang,

Malaysia, and we have a colon cancer and infectious diseases screening lab located at 4th floor, Lifecare Medical Centre, Kuala Lumpur, Malaysia. MRNA Scientific's telephone number is (+6018-2218762) and website is www.bionexusgenelab.com.

Our Non-invasive Blood Tests

At MRNA Scientific, we focus on developing and marketing safe, effective, and non-invasive blood tests to detect diseases in their early stages to minimize treatment costs and improve patient outcomes. Our non-invasive blood tests analyze changes in ribonucleic acid ("RNA") to detect specific risks and intricate of individuals' health conditions for eight cancers (nasopharyngeal, lung, liver, stomach, breast, cervical, prostate, and colon), two inflammatory bowel diseases (ulcerative colitis and crohn's) and osteoarthritis. In addition, heart attack, stroke, and mental disorders risk screening have also been included as of 2023/2024. To increase accuracy, we believe that genomic screening can be utilized in conjunction with conventional procedures for disease detection, such as imaging and biopsies.

We derive our revenue through screening patient blood samples utilizing the certain biomarkers we developed. We do not collect samples ourselves but rather market our screening service to healthcare providers, such as doctors, laboratories, and hospitals that collect the samples. MRNA Scientific is the only commercial molecular lab in Malaysia that detects cancer, inflammatory bowel diseases, and osteoarthritis risk via RNA with a certified GeneChip from the Food and Drug Administration ("FDA"). Our screening process can also help guide personalized medicines and therapies for individual patients according to their needs and risks.

Development of Screening Process

MRNA Scientific's co-founder, late Dr. Choong-Chin Liew, developed and tested a novel approach in blood-based genomic analysis and screening by identifying biomarkers in Ribonucleic acid (RNA). Dr. Liew's research has determined that communication occurs between cells in blood and tissue as blood circulates throughout the body and subtle changes occur in cell communication when a person suffers from an injury or disease. These cell-to-cell interactions induce changes in blood gene expression. Clinical studies performed by Dr. Liew and others have demonstrated that blood gene expression profiles can be used to develop personalized signatures capable of differentiating diseased patients from healthy ones.

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

In the above chart, NPC is Nasopharyngeal Cancer, ATDS is Ascending, Transverse, Descending, and Sigmoid Colon Cancer, and OA is Osteoarthritis.

The following cautionary text is contained in the results booklet we provide to the healthcare provider and each patient. The results booklet contains recommendations to assist with a physician's final diagnosis and treatment plan and is not meant to be medical advice. Below is the disclaimer that is included in each result booklet.

This report/screening is not intended or implied as a substitute for professional medical advice, diagnostics, or treatment. The content, including text, graphics, and information in the report, illustrates the risk score only. MRNA Scientific Sdn. Bhd. makes no representation and assumes no responsibility for the accuracy of the information, as such information and contents are subject to change without notice. You are encouraged to review any medical condition or treatment with your doctor.

The key proprietary aspect of our process is our algorithm software, biomarkers, and the RNA extraction, preservation, quality control, hybridization, and data analysis processes developed by Dr. Liew. First, the gene expression from a reference population representing a specific disease condition is filtered using a quality assurance process based on repeatability data. Our proprietary algorithm software then analyzes this collected data and processes checked by the laboratory manager to ensure all the steps are followed in the deriving predictive model for each disease condition. Once these models have been established, they can be applied to the data from a new sample to make risk predictions for this individual. Each disease/disorder has a similar group of diseased/disordered genes identified through years of our research and clinical trials in Malaysia.

Customer Service and Quality Control Policies

We envision this division of our business to provide high-quality screening tests. Our competitive advantage lies in our turnaround time, expert interpretation, and easy-to-understand reports with timely clinical decision-making. In addition, we are dedicated to continuous quality improvement in our services and is committed to sensitivity and specificity priorities on each test.

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

All samples handled by our laboratory are treated as though they are infectious. The greatest dangers to healthcare workers exposed to blood and body fluids are hepatitis B, hepatitis C, and HIV viruses. Our laboratory turnaround time is monitored closely and compared to standardized laboratory metrics for continuous quality improvement. Laboratory scientists and technologists are all highly experienced in handling complex tests. Our scientists, and our supervisors monitor performance indicators for all laboratory services. Performance improvement initiatives are regularly instituted and reviewed as part of an ongoing quality improvement program.

Business Development and Growth Strategy

In April 2017, we began marketing our screening services to healthcare providers, laboratories, and hospitals, all of which have licensed doctors or staff. As mentioned above, our screening service provides a risk analysis report of 11 diseases, of which eight are different forms of cancer. In Malaysia, the cost of the analysis is not covered by health insurance. Thus, patients are required to pay out of pocket for our services, which currently range from $200 for a single colon cancer screening to $975 for all 11 diseases under our screening protocol.

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

Our pricing strategy is consistent with our objectives, costs, competition, and demand for the product. Our management administers the policies to match the market needs. We charge the following prices to individuals for our tests:

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

As of December 31st, 2023, we work with 27 liquid biopsy sample collection centers, 12 in Klang Valley (comprised of our capital city Kuala Lumpur) and towns on the northern and southern fringes of the capital city), and 15 public hospitals and labs nationwide. These 27 locations account for approximately 90% of our patient population in 2022 and 2021.

We aim to have more healthcare providers in the Klang Valley referring patients to us for screening protocol. Once we have established our brand and reputation in Klang Valley, we will expand to other large cities in Malaysia. On August 25, 2022, we presented our MRNA screening service to the Health Ministry of Malaysia for nationwide implementation. Deputy Director Generals from Public Health and Cancer Divisions had scheduled another meeting on January 17, 2023. In the January’ meeting, the information we shared on the cost saving of $1.15 billion (RM 5.1 billion) in treatment expenses and $30.88m (RM135,861,660) in screening expenses for 68,617 persons (0.2% of the population) annually.  Even though there have been changes in personnel in the normal course of operations with the Ministry of Health, including the previous changes of Government, we maintain our contacts and continue to advocate the merit of early disease detection as a Public Health opportunity, whereby not only can costs be saved but quality of life and mortality can be improved.  While we continue to build opportunities to work with the Government and are exploring multiple channels including electronic marketing, marketing services and collaboration with specialist centres for advocacy.  In 2023 we signed several deals with specialist centres to advocate the benefits of early detection & screening and provide opportunities for their patients to benefit from our testing.

Some prevalent cancer cases in Malaysia from Globocan 2020 endorsed by WHO

  Cancer screening costs from a diagnostic center is priced at $882 (RM3,880) as compared to MRNA screening at $432 (RM1,900), quantity genechip purchase would drastically reduce the screening cost.

We believe that an increase in our marketing and promotional efforts will correlate to increased revenues and the expansion of our business. Our growth and expansion strategies are as follows:

•

Continue to leverage our relationships with healthcare providers. To date, we have relied upon the efforts of management and their relationships with healthcare providers to create continued interest in our blood-based genomic screening. These relationships have been located primarily in the Klang Valley market. In 2024, it will be our priority to not only increase the number of healthcare providers that are able to offer our services through partnership, but we are in the process of developing a referral system to allow an expanded network of healthcare providers to promote our “ BGS “ testing via referring them to an existing sample collection site.

•

Allocate more capital resources to our marketing efforts. Apart from sales through existing relationships with healthcare providers, we intend to allocate more capital to marketing and promotion. Our current strategy proposes to increase the awareness of our “ BGS “ testing to the public, via direct marketing through wellness and healthcare key opinion leaders (“KOL”). We are currently in talks with various successful parties and wellness providers in the Klang Valley area to form partnerships on public awareness.

•

Increase focus on corporate clients. To date, we have entered arrangements with six corporate clients to provide our 11 diseases/disorders screening services to their employees. In addition, we intend to solicit more corporate clients in the Klang Valley and major cities in Malaysia. We commenced these efforts last year and will continue in 2024. Our officers and the Marketing Companies will undertake these efforts.

•	Expand to other regions in Malaysia. We intend to expand to other large cities in Malaysia, such as Penang, Ipoh, Seremban, Melaka, Johor Bahru, and Kuantan.

•

Expand to other International Regions. We have been in discussions with key market access experts and professionals in Europe to explore the possibility of offering our screening products in Europe. Additionally, we are in the midst of discussing the terms of a partnership with one of the largest testing, screening, and genetic sequencing providers in Hong Kong for the purposes of expanding our services to Hong Kong.

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

Competitive Strengths

We believe that we have several competitive strengths compared to these other health diagnostic tools. They are as follows:

•

Our screening (a simple blood draw) is less invasive, unlike tissue biopsies. A tissue biopsy is a procedure in which a physician removes a piece of tissue or a sample of cells from a patient's body to be analyzed in a laboratory. If a patient experiences certain signs and symptoms or the physician has identified an area of concern, he may undergo a biopsy to determine whether the patient has cancer or another ailment. While biopsies can have higher accuracy, it is a more invasive procedure that is difficult to repeat and thus impractical for periodic monitoring. Our screening tests are a form of liquid biopsy which utilizes RNA biomarkers. Broadly speaking, a liquid biopsy is the collection of a body fluid sample to test for relevant biomarkers to inform patient management, most applied to the collection of peripheral blood for analysis of cell-freecirculating tumor ribonucleic acids (RNA). Since liquid biopsies are performed on peripheral blood, which is easy to access, it allows for more widespread use, particularly in patients who cannot have surgery. As a result, liquid biopsies can reduce the time to treatment, improve the efficiency of medical staff and resources, and be used to screen more diseases.

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

Product Liability

Due to the nature of our business, we may face claims for product liability resulting from the inaccurate or erroneous diagnosis using our screening process. MRNA Scientific does not currently have insurance against any such claims.

Research and Development

There are three persons in the R&D team consists of 1 scientist, and 2 laboratory managers.

Our research and development budget over the years is listed in the following table:

Research &
Development
Year	(self-funded)
2017	$0
2018	$0
2019	$25,000
2020	$45,000
2021	$45,000
2022	$173,300
2023	$48,537

Our Properties

The corporate office for MRNA Scientific is located at Unit 2, Level 10, Tower B, Avenue 3, The Vertical Business Suite II, Bangsar South, 8 Jalan Kerinchi, Bangsar South, 59200 Kuala Lumpur, Malaysia. The lease commenced on December 16, 2018 and terminates on December 15, 2024. The space consists of 1,300 square feet with an annual rent of approximately $13,500.

We also have two laboratories. One of our laboratories is located at 4th Floor, Wisma Life Care, No. 5, Jalan Kerinchi, Bangsar South, 59200 Kuala Lumpur, Malaysia. The lease commenced on November 1, 2016 and terminates on October 31, 2023 but continues on a month to month basis. The annual rent is approximately $6,800. The other laboratory is located at Lab 353, University Science Malaysia, George Town, Penang, Malaysia. The lease commenced on December 1, 2017 and terminates on November 30, 2024. The space consists of 1,500 square feet with an annual rent of approximately $7,300.

On July 2, 2012, we purchased a 25,000 sq. ft wholesale distribution center at 4, Jalan CJ 1/6, Kawasan Perusahaan Cheras Jaya, 43200 Cheras, Selangor, Malaysia, and two investment properties for $1,395,210. The two investment properties are listed below.

•	A 1,100 sq ft condominium located at No. B-17-03, Duet Residence, Jalan Kinrara 6, Bandar Kinrara, 47180 Puchong, Selangor, purchased on August 26, 2020;

•	A 2,000 sq ft commercial building located at First floor, No. 2B Pelangi Avenue, Jalan Kelicap 42A/KU1, Klang Bandar, Diraja, 41050 Klang, Selangor purchased on September 21, 2020.

On January 18, 2024, we entered into a lease for the first-floor unit at No. 5-1, Jalan CJ3/13-2, Pusat Bandar Cheras Jaya, 43200 Cheras, Selangor. The lease terminates on January 17, 2025. The purpose of this lease is to provide housing accommodation for our warehouse staff.

Intellectual Property

As of date of this filing, we have 1 trademark registered with the Intellectual Property Corporation of Malaysia. We do not have any patents, copyright, or licensing rights. Additionally, for MRNA Scientific, we rely on trade secrets and know-how using the process developed by and assigned to the Company by Dr. Liew, one of Our Founders. However, there is no assurance that others will not independently develop the same or similar technology or obtain unauthorized access to such trade secrets, know-how, and other unpatented technology. To protect our rights in these areas, we require all laboratory managers that work in our lab to enter into strict confidentiality agreements.

As part of our on-going software development process that has been supplemented by our Initial Public Offering, we are in the process of developing from the original source code, a Cloud Based (SaaS) implementation and evolutionary development of our Machine Learning sample analysis software.  We are working with additional experts in the field, via contract and with the view to expand our internal team, and this work is being overseen by our CEO, Mr. Su-Leng Tan Lee, who has a background in Computer Science, Machine Learning, and Artificial Intelligence.

While we have attempted to protect the unpatented proprietary technology that we develop or acquire and will continue to attempt to protect future proprietary technology through patents, copyrights, and trade secrets, we believe that our success will depend, to a large extent, upon continued innovation and technological expertise.

Employees

As of date of this filing, Chemrex has 18 full-time employees, and MRNA Scientific has 12 full time employees. We believe we have good relations with our employees. The company presently is covered by social security insurance and contributes to the Employee Provident Fund of its employees, a compulsory pension scheme for all Malaysian citizens and permanent residents who are working in Malaysia.

The following table sets out the number of Chemrex's employees, excluding external experts, categorized by functions as of the date of this filing:

Number of
Function	Employees
Director	5
Sales & Marketing	4
Warehouse	6
Administration & Purchaser	2
Finance	2
Total	18

The following table sets out the number of MRNA Scientific's employees, excluding external experts, categorized by functions as of the date of this filing:

Number of
Function	Employees
Director	2
Finance	1
Lab Operation	2
Research & Development	1
Marketing & Business Development	3
General & Administration	2
Total	12

The following table sets out the number of BGLC's employees, excluding external experts, categorized by functions as of the date of this filing:

Number of
Function	Employees
Chief Executive Officer	1
Total	1

Currently, we have entered into employment agreements with our officers. We do not have stock options, profit sharing, or similar benefit plans. However, as appropriate after our Initial Public Offering, the Company plans to table at the next Annual Meeting of Shareholders an Equity Compensation Plan that will assist the Company to align the interests of its Key Personnel with the success of the Company, improving employee retention and paving the way for growth in Shareholder value.   The Company is currently exploring multiple methods to expand its Executive Team, including advertising and engaging with specialist recruitment agencies to bolster our human capital and business development resources.

  Insurance

For our Chemrex operations, we maintain third-party liability insurance to cover claims in respect of personal injury or property or environmental damage arising from accidents on our chemical warehouse and office or relating to our operations. Our employees presently are covered by Social Security insurance (SOCSO) and retirement fund (EPF). We do not maintain business interruption insurance or key person insurance. Our insurance coverage is consistent with the industry and sufficient to cover our key assets, facilities, and liabilities. Also, as part of our Chemrex business, we maintain burglary and fire insurance for our property at 4, Jalan CJ 1/6, Kawasan Perusahaan Cheras Jaya, 43200 Cheras, Selangor, Malaysia, and fidelity guarantee insurance against our employees.

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

Risk Factors Related to Our Financial Prospects and Capitalization

We are an early commercial-stage company and have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.

We are an early commercial-stage company and has a limited operating history. Our limited operating history may make it difficult to evaluate our current business and this makes predictions about our future success or viability subject to significant uncertainty. In combination with other anticipated increased operating expenses in connection with becoming a public company, these anticipated changes in our operating expenses may make it difficult to evaluate our current business, assess our future performance relative to prior performance and accurately predict our future performance.

We will continue to encounter risks and difficulties frequently experienced by early commercial-stage companies, including those associated with increasing the size of our organization and the prioritization of our commercial, research, and business development activities. If we do not address these risks successfully, our business could suffer.

Our growth (organic and inorganic) may require substantial capital and long-term investments.

Our competitiveness and growth depend on our ability to fund our capital expenditures. We cannot assure you that it will be able to fund our capital expenditures at reasonable costs due to adverse macroeconomic conditions, our performance or other external factors.

In the future, we expect to incur significant costs in connection with its operations. We intend to expand our business through increased marketing efforts of MRNA Scientific and Chemrex. These development activities generally require a substantial investment before we can determine commercial viability, and the proceeds of this offering will not be sufficient to fully fund these activities. We expect to need to raise additional funds through public or private equity or debt financings, collaborations or licensing arrangements to continue to fund or expand our operations.

Our actual liquidity and capital funding requirements will depend on numerous factors, including:

•	the scope and duration of and expenditures associated with our discovery efforts and research and development programs;

•

the costs to fund our commercialization strategies for any product candidates for which we receive marketing authorization or otherwise launch and to prepare for potential product marketing authorizations, as required;

•	the costs of any acquisitions of complementary businesses or technologies that we may pursue;

•	potential licensing or partnering transactions, if any;

•	Our facilities expenses, which will vary depending on the time and terms of any facility lease or sublease we may enter into, and other operating expenses;

•	the scope and extent of the expansion of our sales and marketing efforts;

•	the settlement of the government investigation described below, potential and pending litigation, potential payor recoupments of reimbursement amounts, and other contingencies;

•	the commercial success of our products;

•	Our ability to obtain more extensive coverage and reimbursement for our tests and therapeutic products, if any, including in the general, average-risk patient population; and

•	Our ability to collect its accounts receivable.

The availability of additional capital, whether from private capital sources (including banks) or the public capital markets, fluctuates as our financial condition and market conditions in general change. There may be times when the private capital sources and the public capital markets lack sufficient liquidity or when our securities cannot be sold at attractive prices or at all, in which case we would not be able to access capital from these sources. In addition, a weakening of our financial condition or deterioration in its credit ratings could adversely affect our ability to obtain necessary funds. Even if available, additional financing could be costly or have adverse consequences.

We may incur net losses in the near future.

We have devoted substantial resources to the development and commercialization of the products of MRNA Scientific and Chemrex. We might not remain profitable for any period. Our failure to achieve profitability would negatively affect our business, financial condition, results of operations, and cash flows. If we are unable to execute our sales and marketing strategy and our products are unable to gain sufficient acceptance in the market, we may be unable to generate sufficient revenues to sustain our business.

Any additional capital we raise may not be available on satisfactory terms and may adversely affect stockholders’ holdings or rights.

Additional capital, if needed, may not be available on satisfactory terms or at all. In addition, the terms of any financing may adversely affect stockholders’ holdings or rights. Debt financing, if available, may include restrictive covenants. To the extent that we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies or grant licenses on terms that may not be favorable to us.

If we are not able to obtain adequate funding when needed, we may be required to delay development programs or sales and marketing initiatives. If we are unable to raise additional capital in sufficient amounts or on satisfactory terms, we may have to make reductions in our workforce and may be prevented from continuing our discovery, development, and commercialization efforts and exploiting other corporate opportunities. In addition, it may be necessary to work with a partner on one or more of our tests or products under development, which could lower the economic value of those products to us. Each of the foregoing may harm our business, operating results, and financial condition and may impact our ability to continue as a going concern.

Raising additional capital may lead to dilution of shareholdings by our existing shareholders, restrict our operations, and may further result in fair value loss, adversely affecting our financial results.

We may seek additional funding through a combination of equity and debt financings and collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing holders of our shares will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our existing shareholders.

The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in certain additional restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license IP rights and other operating restrictions that could adversely impact our ability to conduct its business.

Risk Factors Related to Our Business and Industry

General Business and Industry Risks

We are unable to predict the duration of future economic conditions.

Future economic downturns, prolonged slow growth or stagnation in the economy could materially adversely affect our business, results of operations, financial condition and cash flows.

Global economic conditions could materially adversely impact demand for our products and services.

Our operations and performance depend significantly on economic conditions. Global financial conditions continue to be subject to volatility arising from international geopolitical developments and global economic phenomenon, as well as general financial market turbulence and natural phenomena such as the COVID-19 pandemic. Uncertainty about global economic conditions could result in

•

customers postponing purchases of its products and services in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values and other macroeconomic factors, which could have a material negative effect on demand for its products and services; and

•

third-party suppliers being unable to produce devices for its products or raw materials in the same quantity or on the same timeline or being unable to deliver such parts and components as quickly as before or subject to price fluctuations, which could have a material adverse effect on the services and products provided by MRNA Scientific; and accordingly, on its business, results of operations or financial condition.

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

Our risk management programs, processes, or procedures for identifying and addressing risks in MRNA Scientific’s business may not be adequate or effectively applied, and this may adversely impact its businesses.

MRNA Scientific relies on a combination of technical and human factors to protect us against risks. MRNA Scientific policies, procedures and practices are used to identify, monitor and control a variety of risks, including risks related to human error and hardware and software errors. The administration and results of each test are reviewed by a physician and a scientist in Malaysia before the results are released to the patient. The Company’s standard of operations was primarily developed by Dr. Liew. These risk-management methods may not adequately prevent losses and may not protect us against all risks, in which case our business, economic conditions, operations and cash flows may be materially adversely affected.

We have risk-management policies, control systems and compliance manuals in place; however, there is no guarantee that such policies, systems, and manuals will be effectively applied in every circumstance by our staff. For example, employees could override the system technology and theoretically waive requirements, thereby exposing the company accurately conduct its quality control.

We may be adversely impacted by changes in laws and regulations, or in their application.

Currently, there are no governmental regulations that materially restrict our screening business in Malaysia. MRNA Scientific’s laboratory in Malaysia was established through an invitation by the Malaysian Health Minister alongside a government grant of $1,250,000. MRNA Scientific’s screening tests have gone through preclinical and clinical trials involving private hospitals and government agencies including the Institute of Medical Research (IMR), Malaysian Biotechnology Corporation (BiotechCorp) and the Clinical Research Centre (CRC). The findings of the preclinical and clinical trials are published in peer reviewed journals such as the Journal of Molecular and Cellular Cardiology, and Physiological Genomics. Once published, MRNA Scientific would do confirmational tests before applying for commercialization. MRNA Scientific’s Malaysian lab is currently national operating under an operating license granted by the city of Kuala Lumpur.

The Malaysian government passed the Pathology Laboratory Bill of 2007 (“Pathology Act”). However, since 2007, the government has not implemented the regulations underlying the legislation nor has the government enforced the Pathology Act. Any such regulations could establish criteria for the various classes and specialties of laboratories, the organization and management system of the laboratory, the qualification and experience of the person-in-charge, the qualification and competence of pathologists, scientific and technical staff engaged to conduct tests, and the standards of laboratory practice. MRNA Scientific cannot predict whether it would be able to comply with the Pathology Act and its regulations, if implemented. In addition, there also is a risk that the regulations arising from the Pathology Act or new legislation or regulations could increase MRNA Scientific’ costs of doing business or otherwise prevent us from carrying out the expansion of its business. Accordingly, our business may be harmed if we are not able to comply with any future governmental legislation or regulations, including the Pathology Act.

MRNA Scientific is currently operating under a license granted by the City Hall of Kuala Lumpur, Malaysia. Under Malaysian and local laws, we may continue to operate under its current operating license which MRNA Scientific Malaysia currently has. We cannot predict whether there will be future regulations which may impact its ability to conduct its business.

Currently, there are no governmental regulations that affect Chemrex’s business in Malaysia and it may continue to operate under an operating license granted by the Kajang Town Hall of Selangor, Malaysia. Future legislation or regulations could increase Chemrex’s costs of doing business or otherwise prevent us from carrying out the expansion of its business.

Business disruptions could seriously harm our future revenue and financial condition and increase its costs and expenses.

Our operations could be subject to power shortages, telecommunications failures, wildfires, water shortages, floods, earthquakes, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm MRNA Scientific’ operations and financial condition and increase MRNA Scientific’ costs and expenses. Unfavorable global economic conditions could adversely affect our business, financial condition, or results of operations.

We do not carry insurance for all categories of risk that our business may encounter. Although MRNA Scientific intend to obtain some form of business interruption insurance in the future, there can be no assurance that we will secure adequate insurance coverage or that any such insurance coverage will be sufficient to protect our operations to significant potential liability in the future. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our financial position and results of operations.

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

Risk Related to MRNA Scientific’s Business and Industry

Exponential growth in Biotechnology

Biotechnology is a rapidly changing field that continues to transform both in scope and impact. Well-funded established molecular labs are gathering big data on health records, genomics, lifestyle information that led to new health solutions. Digitization is revolutionizing health care, allowing for patient reported symptoms, health outcome to be captured as mineable data. MRNA Scientific could lose out to its competitors’ exponential growth if we unable to establish network with medical centers, pharmaceutical groups and other molecular laboratories synergistically in sharing customers and big data.

MRNA Scientific’s inability to manage growth could harm its business.

MRNA Scientific expects to continue to add personnel in the areas of sales and marketing, research & development, laboratory operations, finance, quality assurance and compliance. As MRNA Scientific builds its commercialization efforts and expands research and development activities, operating expenses and capital requirements will increase, and MRNA Scientific expects that they will continue to increase, significantly. MRNA Scientific’s ability to manage its growth effectively requires us to forecast expenses accurately, and to properly forecast and expand operational and testing facilities, if necessary, to expend funds to improve our operational, financial and management controls, reporting systems and procedures. As MRNA Scientific moves forward in marketing our tests and developing our test portfolio, the company will also need to effectively manage its growing manufacturing, laboratory operations and sales and marketing needs. If MRNA Scientific is unable to manage its anticipated growth effectively, MRNA Scientific’s future business could be harmed.

MRNA Scientific’s financial prospects depend substantially upon the successful commercialization of the Company’s services and products in the future, which may fail or experience significant delays.

MRNA Scientific’s future success depends upon MRNA Scientific’s ability to continuously develop technologies and successfully market its existing cancer genetic offerings to customers within Malaysia and expand overseas. MRNA Scientific’s ability to generate significant revenue in the next several years will depend primarily on the successes of each key stage of its business, including pre-clinical research and development, clinical trials, regulatory approval, manufacture, marketing and commercialization of its services and products, which is subject to significant uncertainty. MRNA Scientific’s ability to generate sales revenue from its products and services and its future profitability depends on several factors, including its ability to:

•	obtain regulatory approvals and marketing authorizations for MRNA Scientific’s services and products;

•	obtain market acceptance by patients, hospitals, clinicians, biopharmaceutical companies and others in the medical community;

•	establish sufficient testing capacity and commercial capabilities, either by expanding MRNA Scientific’s current facility or making arrangements with third parties;

•	develop and maintain MRNA Scientific’s sales network to launch and commercialize its new cancer genomic testing services and products;

•	set appropriate and favorable prices for MRNA Scientific’s genomic testing services and products and obtaining adequate reimbursement from third-party payers;

•	maintain commercially viable supply relationships with third parties and maintaining sufficient research and development capabilities and infrastructure;

•	address any competing technological and market developments; and

•	maintain, protect, and expand MRNA Scientific’s portfolio of intellectual property rights including trade secrets and know-how.

The marketing, sale and use of MRNA Scientific’s products and services could result in substantial damages arising from products or service liability or professional liability claims, that exceed MRNA Scientific’s resources.

Due to the nature of MRNA Scientific’s business, it may face claims for products or service liability. These claims may arise from the inaccurate or erroneous diagnosis of patient information or the mix-up of patient information whereby a patient receives the wrong diagnostic information. While the company feels confident in its quality control measures to ensure the safeguard of patient and client information, it cannot provide assurances that products or service liability claims will arise in the future.

Moreover, litigation or adverse publicity resulting from these allegations could materially and adversely affect MRNA Scientific’s business, regardless of whether the allegations are valid or whether the company is liable. Currently MRNA Scientific has no products and service liability insurance coverage, and even if there was such coverage, such coverage might not be sufficient to properly protect MRNA Scientific. Further, claims of this type, whether substantiated or not, may divert MRNA Scientific’s financial and management resources from revenue generating activities and the business operation.

MRNA Scientific may face technology transfer challenges and expenses in adding new tests to its portfolio and in expanding its reach into new geographical areas.

MRNA Scientific’s plan for expanding its business includes developing and acquiring additional tests or additional biomarkers that can be transferred into its current and future diagnostic product portfolio and distributed in target markets. Due to differences in the hardware and software platforms available at different laboratories for running molecular tests, MRNA Scientific’s may need to adjust the configuration of the reagents and there may be changes to the related software in order for the tests to be performed on particular hardware platforms. Making any such adjustments could take a considerable amount of time and expense, and MRNA Scientific’s might not will succeed in running its tests on the hardware and software that it may encounter in different laboratories. To manage this issue, MRNA Scientific’s may license or acquire additional instruments and software from another company that will be compatible with its tests. This may include additional licenses and license fees needed for reagents or components required hereto as well.

MRNA Scientific’s biomarkers have not undergone clinical trials.

As there are no governmental regulations that materially restrict our screening business in Malaysia, MRNA Scientific has not conducted clinical trials on its biomarkers. While MRNA Scientific believes that its tests help detect the potential risk of different diseases, the specificity and sensitivity of those tests have not been determined in clinical trials let alone those that meet the scope or standards of clinical trials that would satisfy regulators in the United States or the European Union. If MRNA Scientific were to conduct such clinical trials, the results might prove to be less successful than we anticipate, and such tests might not be approved for sale in markets that require such clinical trials.

MRNA Scientific currently receives and expects to continue to receive a significant portion of its revenues from its genomic screening products, and if its efforts to further increase the use and adoption of these products fail, its business will be harmed.

MRNA Scientific currently receives and expects to continue to receive a significant portion of its revenues from its screening tests. MRNA Scientific undertakes efforts to increase the awareness and adoption of its tests among laboratories, clinics, clinicians, physicians, payors, and patients in new markets. Continued and additional market acceptance and its ability to attract new customers are key elements to its future success.

MRNA Scientific’s ability to increase sales of its services and establish greater levels of adoption and reimbursement for its tests is uncertain for many reasons, including, among others:

•

MRNA Scientific may be unable to demonstrate to laboratories, clinics, clinicians, physicians, payors, and patients that its services are superior to alternatives with respect to value, convenience, specificity, sensitivity, scope of coverage, and other factors;

•

third-party coverage and reimbursement are currently primarily limited to high-risk pregnancies and may not gain acceptance for use in the average-risk pregnancy population or for the screening of microdeletions, limiting the overall addressable market;

•	third-party payors may set the amounts of reimbursement at prices that reduce its profit margins or do not allow us to cover its expenses;

•	MRNA Scientific may not be able to maintain and grow effective sales and marketing capabilities;

•	its sales and marketing efforts may fail to effectively reach customers or communicate the benefits of its services;

•	superior alternatives to its services may be developed and commercialized;

•	MRNA Scientific may experience supply constraints, including due to the failure of its key suppliers to provide required sequencing instruments and reagents;

•	regulatory or legislative bodies may adopt new regulations or policies or take other actions that impose significant restrictions on its ability to market its services.

If the market and its market share for its genomic products fail to grow or grow more slowly than expected, its business, operating results, and financial condition would be adversely affected.

MRNA Scientific’s success depends on their ability to improve and enhance its current tests and new test candidates, which is complex and costly, and the results are uncertain.

Effective execution of research and development activities and the timely introduction of enhanced, improved, or new tests and test candidates to the market are important elements of MRNA Scientific’s business strategy. For example, MRNA Scientific is currently collaborating with the National Heart Institute in Malaysia to identify genomic signatures in acute myocardial infarctions. However, the development of enhanced, improved, or new heart attack risks is complex, costly, and uncertain and requires us to, among other factors, accurately anticipate patients’, clinicians’, and payors’ needs, and emerging technology trends.

In the development of enhanced, improved, or new test and test candidates, we can provide no assurance that:

MRNA Scientific will develop any tests that meet its desired target product profile and address the relevant clinical need or commercial opportunity;

•	any tests that MRNA Scientific develop will prove to be effective in clinical trials, platform validations, or otherwise;

•	MRNA Scientific will obtain necessary regulatory authorizations, in a timely manner or at all;

•	any tests that MRNA Scientific develop will be successfully marketed to and ordered by healthcare providers;

•	any tests that MRNA Scientific develop will be produced at an acceptable cost and with appropriate quality;

•

its current or future competitors will not introduce tests similar to ours that have superior performance, lower prices, or other characteristics that cause healthcare providers to recommend, and consumers to choose, such competitive tests over ours; or

•	third parties do not or will not hold patents in any key jurisdictions that would be infringed by its tests.

These and other factors beyond MRNA Scientific’s control could delay its launch of enhanced, improved, or new test and test candidates.

The research and development process in the biotechnology industry generally requires a significant amount of time from the research and design stage through commercialization. The launch of such new test requires the completion of certain clinical development and/or assay validations in the commercial laboratory. This process is conducted in various stages, and each stage presents the risk that MRNA Scientific will not achieve its goals and will not be able to complete clinical development for any planned test in a timely manner. Such development and/or validation failures could prevent or significantly delay its ability to obtain FDA clearance or approval as may be necessary or desired, obtain approval by entities that provide oversight over laboratory diagnostic tests in the localities MRNA Scientific operate in, or launch any of its planned tests and test candidates. At times, it may be necessary for us to abandon a product in which MRNA Scientific has invested substantial resources. Without the timely introduction of new test candidates and improvements or enhancements of its current tests, its tests may become obsolete over time and its competitors may develop tests that are more competitive, in which case its business, operating results, and financial condition will be harmed.

MRNA Scientific faces challenges from the evolving regulatory environment and increasing public awareness on privacy, personal data protection and cyber security. Actual or alleged failure to comply with privacy, cybersecurity and data protection-related laws and regulations could adversely affect MRNA Scientific’s business and reputation.

MRNA Scientific face risks inherent in handling large volumes of data and in protecting the security of such data, including cyber attacks. In particular, MRNA Scientific face a number of challenges relating to data inter-connected with regional labs, including:

•	protecting the data in and hosted on MRNA Scientific’s system, including against hacking on MRNA Scientific’s system by outside parties or its employees;

•	addressing concerns related to privacy and sharing, safety, security and others;

•

complying with applicable laws, rules and regulations relating to the collection, use, disclosure of personal information, including any requests from regulatory and government authorities relating to such data;

•

Any systems failure or security breach or lapse those results in the release of user data could harm MRNA Scientific’s reputation and brand and, consequently, MRNA Scientific’s business, in addition to exposing us to potential legal liability.

As our operations expand, it may be subject to these laws in other jurisdictions where its customers and other participants are located. The laws, rules and regulations of other jurisdictions may impose more stringent or conflicting requirements and penalties than those in Malaysia, compliance with which could require significant resources and costs. MRNA Scientific’s privacy policies and practices concerning the collection, use and disclosure of user data are posted on its websites. Any failure, or perceived failure, by us to comply with MRNA Scientific’s posted privacy policies or with any regulatory requirements or privacy protection-related laws, rules and regulations could result in proceedings or actions against us by authorities or others. These proceedings or actions may subject us to significant penalties and negative publicity, require MRNA Scientific to change its business practices, increase its costs and severely disrupt its business.

MRNA Scientific’s software is highly complex and may contain undetected errors.

MRNA Scientific’s proprietary software underlying its diagnosis is highly complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after a diagnosis. This may result in an inaccurate diagnosis which could expose us to substantial liability due to the misdiagnosis. Any errors or vulnerabilities discovered in MRNA Scientific’ software could result in damage to our reputation, loss of clients, loss of revenue or liability for damages, any of which could adversely affect our growth prospects and our business.

MRNA Scientific’s use of “open source” software could subject its proprietary software to general release, adversely affect its ability to sell its tests and subject the company to possible litigation.

A portion of the screenings by MRNA Scientific incorporate so-called “open-source” software and MRNA Scientific may incorporate open-source software into other tests and technologies in the future. Such open-source software generally is licensed by its authors or other third parties under open-source licenses. Some open-source licenses may contain certain unfavorable conditions, such as requirements that MRNA Scientific disclose source code for modifications or derivative works that the company makes to the open-source software and that the company license such modifications or derivative works to third parties at no cost or under the terms of the particular open-source license. MRNA Scientific monitors its use of open-source software in an effort to avoid uses in a manner that would require it to disclose or grant licenses under its proprietary source code; however, there can be no assurance that such efforts will be successful. Open-source license terms are often ambiguous and such use could inadvertently occur. There is little legal precedent governing the interpretation of many of the terms of these licenses, and the potential impact of these terms on our business may result in unanticipated obligations regarding our technologies. If an author or other third party that distributes such open-source software were to allege that MRNA Scientific had not complied with the conditions of an open-source license, the company could incur significant legal costs defending itself against such allegations. In the event such claims were successful, MRNA Scientific could be subject to significant damages or be enjoined from the distribution of the infringing product. These risks could be difficult to eliminate or manage, and, if not addressed, could harm our business, financial condition and results of operations.

MRNA Scientific currently only uses open-source software for Covid- 19, HPV, HIV, and Dengue screenings. For screening process on cancers, inflammatory diseases and osteoarthritis, MRNA Scientific uses company proprietary algorithm software for data analysis and interpretation established by Co-founder Professor CC Liew.

MRNA Scientific may face competition from other biotechnology competitors and its operating results will suffer if MRNA Scientific fail to compete effectively.

MRNA Scientific competes with companies worldwide that specialize in RNA blood analysis to detect disease. Laboratories in universities and research institutions that are attempting to extend their research from DNA into RNA screening could become competitors if they succeed. Many of MRNA Scientific’ competitors and potential competitors may have stronger financial resources than the company. Their discovery and development of novel protocols could make MRNA Scientific’s screening obsolete. As a result of these factors, MRNA Scientific’s competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing and commercializing screening process for cancer, inflammation, osteoarthritis and many more indications.

In addition, smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. In addition, many universities and private and public research institutes may become active in MRNA Scientific’s target disease areas.

If MRNA Scientific’s competitors market products that are more effective, safer or less expensive or that reach the market sooner than MRNA Scientific’s future tests, if any, BioNexus may not achieve commercial success. In addition, because of MRNA Scientific’s limited resources, it may be difficult for us to stay abreast of the rapid changes in each technology. If MRNA Scientific fails to stay at the forefront of technological change, MRNA Scientific may be unable to compete effectively. Technological advances or products developed by MRNA Scientific’s competitors may render MRNA Scientific’s technologies or test candidates obsolete, less competitive or not economical.

Cyber breaches, loss of data, and other disruptions could compromise sensitive information related to MRNA Scientific’s business or prevent us from accessing critical information and expose us to liability, which could adversely affect MRNA Scientific’s business and its reputation.

In the ordinary course of MRNA Scientific’s business, MRNA Scientific collects and stores sensitive data, including protected health information, personally identifiable information, financial information, intellectual property, and proprietary business information owned or controlled by the company or its customers, payers, and other parties. MRNA Scientific manages and maintains its applications and data utilizing a combination of on-site systems and cloud-based data centers. The company utilizes external security and infrastructure vendors to manage parts of its data centers. MRNA Scientific also communicates sensitive data, including patient data, electronically, and through relationships with multiple third-party vendors and their subcontractors. These applications and data encompass a wide variety of business-critical information, including research and development information, patient data, commercial information, and business and financial information. MRNA Scientific faces a number of risks relative to protecting this critical information stemming from cyber attacks, including loss of access risk, inappropriate use or disclosure, inappropriate modification, and the risk of the company being unable to adequately monitor, audit, and modify its controls over critical information. This risk extends to the third-party vendors and subcontractors MRNA Scientific uses to manage this sensitive data.

The secure processing, storage, maintenance, and transmission of this critical information are vital to MRNA Scientific’s operations and business strategy, and MRNA Scientific devote significant resources to protecting such information. Although MRNA Scientific takes measures to protect sensitive data from unauthorized access, use or disclosure, MRNA Scientific’s information technology and infrastructure may be vulnerable to cyber attacks by hackers or viruses or breached due to employee error, malfeasance, or other malicious or inadvertent disruptions. In addition, while MRNA Scientific has implemented security measures and a formal, dedicated enterprise security program to prevent unauthorized access to patient data, such data is currently accessible through multiple channels, and there is no guarantee MRNA Scientific can protect its data from breach. Unauthorized access, loss, or dissemination could also result in delays of MRNA Scientific’s services and tests development and commercialization as well as damage MRNA Scientific’s reputation, including MRNA Scientific’s ability to conduct its analysis, deliver test results, process claims and appeals, provide customer assistance, conduct research and development activities, collect, process, and prepare company financial information, provide information about MRNA Scientific’s tests and other patient and physician education and outreach efforts through its website, and manage the administrative aspects of its business.

Any such unauthorized access, loss, or dissemination of information could also result in legal claims or proceedings, liabilities under Malaysian laws and regulations in relation to the protection of personal information and cybersecurity as well as those specifically governing patient and medical data. MRNA Scientific shall establish, maintain and execute internal systems to safeguard relevant personal healthcare data. Any failure to comply with above-mentioned regulation would result in administrative liabilities including but not limited to informed criticism.

MRNA Scientific plans to expand its tests and services to multiple countries exposes us to risks associated with doing business outside of Malaysia. The expansion may not be successful, which could limit MRNA Scientific’s ability to grow its revenue, net income, and profitability.

As MRNA Scientific plans to set up RNA screening labs operations in Indonesia, Middle East, USA, China and Germany, if approved, its businesses are subject to risks associated with doing business outside Malaysia including an increase in BioNexus’ expenses, diversion of BioNexus’ management’s attention from the research and development of additional diseases/disorders risk detection or forgoing profitable licensing opportunities in these economies.

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

Demand for most of Chemrex’s products is cyclical in nature and sensitive to general economic conditions. Chemrex’s business supports cyclical industries such as the construction, energy, appliance and medical devices. As a result, downturns in the Malaysian economy, the global economy or any of these industries could materially adversely affect Chemrex’s results of operations, financial condition and cash flows. Despite the Global Economy currently experiencing instability and a potential downturn, we are confident that Chemrex can do better in 2024 with increased marketing and portfolio development made possible by the additional investment capital from our Initial Public Offering. Recently, the Prime Minister of Malaysia, along with the appropriate Ministries have announced hundreds of billions of Ringgit Malaysia (RM) in foreign investment, including the areas of high-tech materials and composites such as those which Chemrex specialises in, and we expect that this will have a positive boost on the potential for revenue generation for Chemrex.  The boosts in the tourism and public transportation industry will push up the FRP material usage for industrial needs. Nonetheless, even with this economic recovery, challenges from ongoing uncertainties, both in Malaysia and in other regions of the world, remain.  We are seeing recoveries in various sectors since the post-pandemic lows.

We are unable to predict the duration of current economic conditions. Future economic downturns, prolonged slow growth or stagnation in the economy, or a sector-specific slowdown in one of its key end-use markets, such as non-residential construction, could materially adversely affect Chemrex’s business, results of operations, financial condition and cash flows, especially considering the capital-intensive nature of Chemrex’s business.

The results of Chemrex’s operations are sensitive to volatility in the cost of raw materials, particularly fibre reinforced plastics.

Chemrex, as a reseller, relies on outside vendors to supply us with raw materials, including fibre reinforced plastics. Chemrex purchases most of its primary raw material, from numerous other sources located throughout Malaysia and internationally.

Prices of these chemical raw materials are volatile and are influenced by export changes in response to demands of Chemrex’s global competitors and customers, as well as currency fluctuations. At any given time, Chemrex may be unable to obtain an adequate supply of these chemical raw materials with price and other terms acceptable to us. The availability and prices of raw materials may also be negatively affected by new laws and regulations, allocation by suppliers, interruptions in production, accidents or natural disasters, changes in exchange rates, worldwide price fluctuations, and the availability and cost of transportation.

If Chemrex’s suppliers increase the prices of its chemical raw materials, Chemrex may not have alternative sources of supply. In addition, to the extent that Chemrex has quoted prices to its customers and accepted customer orders for its products prior to purchasing necessary raw materials, it may be unable to raise the price of its products to cover all or part of the increased cost of the materials. Also, if Chemrex are unable to obtain adequate and timely deliveries of its chemical raw materials, it may be unable to timely deliver orders of its products. This could cause Chemrex to lose sales, incur additional costs or suffer harm to its reputation.

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

Significant changes in the business strategies of our suppliers could also disrupt our supply. Large chemicals manufacturers may elect to distribute certain products (or products in certain regions) directly to end user customers, instead of relying on independent distributors such as us. While we do not believe that our results depend materially on access to any individual producer’s products, a reversal of the trend toward more outsourced distribution of chemicals would likely result in increasing margin pressure or products becoming unavailable to us. Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.

We have oral contracts with suppliers and customers, which are generally terminable upon notice, and the termination of our relationships with suppliers and customers contracts could negatively affect our business.

Our purchases and sales of chemicals are typically made pursuant to verbal purchase orders rather than written contracts. Many of our contracts with both customers and suppliers are terminable without cause to us from the supplier or customer. Our business relationships and reputation may suffer if we are unable to meet our delivery obligations to customers which may occur because many of our suppliers are not subject to contracts or can terminate contracts on short notice. In addition, renegotiation of purchase or sales terms to our disadvantage could reduce our sales margins. Any of these developments could adversely affect our business, financial condition, and results of operations.

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

Risks Related to Our Operations

Our officers and directors may in future have outside business activities. As a result, there may be potential conflicts of interest and negatively impact the amount of time they will be able to dedicate to the company.

Currently our officers, who are also directors, have been working on promoting business for the Company. A potential conflict of interest may arise in the future that may cause our business to fail, including conflicts of interest in allocating their time to the company and their other business interests. While the company’s officers have verbally agreed to devote sufficient time and attention to the affairs of the Company, it has no written arrangement with our officers regarding this matter. As a result, we may face conflicts between business decisions that they may have to make regarding its operations and that of their other business interests.

We may not be able to attract and retain key senior management members and research and development personnel.

Our future success depends upon the continuing services of members of our senior management team and key research and development personnel and consultants. Although we typically require our key personnel to enter into non-compete and confidentiality agreement with us, we cannot prevent former personnel from joining the Company’s competitors after the non-compete period. The loss of their services could adversely impact its ability to achieve its business objectives. If one or more of our senior management or key clinical and scientific personnel are unable or unwilling to continue in their present positions or joins a competitor or forms a competing company, the company may not be able to replace them in a timely manner or at all, which will have a material and adverse effect on its business, financial condition, and results of operations.

In addition, the continued growth of our business depends on our ability to hire additional qualified personnel with expertise in molecular biology, chemistry, biological information processing, software, engineering, sales, marketing, and technical support. We compete for qualified management and scientific personnel with other life science and technology companies, universities, and research institutions in Malaysia and overseas. Competition for these individuals is intense, and the turnover rate can be high. Failure to attract and retain management and scientific and engineering personnel could prevent the Company from pursuing collaborations or developing its services and products or technologies.

We may be unable to protect the company’s intellectual property adequately.

Our software intellectual property is an essential asset of its business. To establish and protect our intellectual property rights, we rely primarily upon trade secrets, and to a lesser extent, contractual provisions with current and future employees. As a result, our efforts to protect our intellectual property may not be sufficient or effective. If these measures do not protect our intellectual property rights adequately, third parties could use the Company’s technology, and our ability to compete in the market would be reduced significantly.

In addition, we may not be effective in policing unauthorized use of the company’s intellectual property. Even if we do detect violations, we may need to engage in litigation to enforce our intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert our management’s attention. In addition, our efforts may be met with defenses and counterclaims challenging the validity and enforceability of our intellectual property rights or may result in a court determining that our intellectual property rights are unenforceable. If we are unable to cost-effectively protect our intellectual property rights, then our business could be harmed.

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

We may pursue collaborations, in-licensing or out-license arrangements, joint ventures, strategic alliances, partnerships or other strategic investments or arrangements, which may fail to produce anticipated benefits and adversely affect the company’s operations.

We may pursue opportunities for collaboration, in-licensing, out-license, joint ventures, acquisitions of products, assets or technology, strategic alliances, or partnerships that we believe would be complementary to or promote our existing business. Proposing, negotiating and implementing these opportunities may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing, sales, technology, or other business resources, may compete with us for these opportunities or arrangements. We may not be able to identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms, or at all.

We have limited experience with respect to these business development activities. Management and integration of a licensing arrangement, collaboration, joint venture or other strategic arrangement may disrupt our current operations, decrease our profitability, result in significant expenses, or divert management resources that otherwise would be available for our existing business.  We may not realize the anticipated benefits of any such transaction or arrangement.

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

•

partners, collaborators, or other parties may not properly maintain or defend our intellectual property rights or may use its intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

•

disputes may arise between us and partners, collaborators, or other parties that cause the delay or termination of the research, development or commercialization of our services and products, or that result in costly litigation or arbitration that diverts management attention and resources;

•

partners, collaborators, or other parties may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable services and products; and

•

partners, collaborators, or other parties may own or co-own intellectual property covering our services and products that results from our collaborations with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property.

Any such transactions or arrangements may also require actions, consents, approval, waiver, participation, or involvement of various degrees from third parties, such as regulators, government authorities, creditors, licensors or licensees, related individuals, suppliers, distributors, shareholders or other stakeholders or interested parties. There is no assurance that such third parties will be cooperative as we desire, or at all, in which case we may be unable to carry out the relevant transactions or arrangements.

Risks Related to Doing Business in the Southeast Asia Region

Changes in policies in Malaysia and other Southeast Asian countries could have a significant impact upon the company’s ability to operate profitably in Malaysia and the Southeast Asia region.

Changes in the political and economic policies of Malaysia and other governments in Southeast Asia may materially and adversely affect our business, financial condition and results of operations and may result in its inability to sustain its growth and expansion strategies. Accordingly, our financial condition and results of operations are affected to a significant extent by economic, political and legal developments in Southeast Asia region.

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

Local governments have implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall economy but may also have a negative effect on us. Our financial condition and results of operation could be materially and adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. In addition, the government has implemented in the past certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity, which in turn could lead to a reduction in demand for its services and consequently have a material adverse effect on its businesses, financial condition and results of operations.

Developments in the social, political, regulatory and economic environment in Malaysia may have a material adverse impact on us.

Our business, prospects, financial condition and results of operations may be adversely affected by social, political, regulatory and economic developments in Malaysia. Such political and economic uncertainties include, but are not limited to, the risks of war, terrorism, nationalism, nullification of contract, changes in interest rates, imposition of capital controls and methods of taxation.

All sectors of the economy in 2023 across Malaysia saw their supply chains interrupted, demand for their products and services decline, shortages in supplies and inputs. We will emerge in a very different world compared to the one before the outbreak. All organizational functions are intended to prioritize and optimize spending or postpone tasks that will not bring value in the current environment. It created serious consequences because various businesses are facing massive losses due to their declining activities and the accompanying unpredictable future of many businesses. A substantial decrease has been observed in overall spending, which resulted in an array of estimated long-term uncertainty impacts. Consequently, many businesses and firms closed, and employees were dismissed. Towards a new recovery phase in 2023, most businesses and organizational functions were prioritizing our spending or postponing any tasks and events that do not bring any value to the current situation because even when the challenges are successfully addressed, this will not guarantee any promising future. Hence, we were alerted about the available survival strategies to sustain us throughout this unforeseen circumstance and in the future. A “new normal” indicates how we should digest the current situation and initiate a business growth pattern. Returning to the pre-pandemic business pattern will take time and depends on the government’s response to the population health and socioeconomic demands arising due to the pandemic.

Although the overall Malaysian economic environment (in which we predominantly operate) appears to be positive, there can be no assurance that this will continue to prevail in the future. Economic growth is determined by countless factors, and it is extremely difficult to predict with any level of absolute certainty.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in Malaysia against the company or its management based on foreign laws, and the ability of U.S. authorities to bring actions in Malaysia may also be limited.

The company’s operating subsidiaries are incorporated in Malaysia and conduct substantially all of its operations in Southeast Asia. All of our executive officers and directors reside outside the United States, and all their assets are located outside of the United States. As a result, it may be difficult or impossible for shareholders to bring an action against us or against these individuals in Malaysia in the event that you believe that your rights have been infringed under the securities laws of the United States or otherwise. Even if you are successful in bringing an action of this kind, the laws of Malaysia may render you unable to enforce a judgment against our assets or the assets of our directors and officers. There is no statutory recognition in Malaysia of judgments obtained in the United States, although the courts of Malaysia will generally recognize and enforce a non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits. The rights of shareholders to take legal action against us and our directors, actions by minority shareholders and the fiduciary responsibilities of its directors are to a large extent governed by the common law of Malaysia. The common law of Malaysia is derived in part from comparatively limited judicial precedent in Malaysia as well as from English common law, which provides persuasive, but not binding, authority in a court in Malaysia. The rights of our shareholders and the fiduciary responsibilities of its directors under Malaysian law are not as clearly established as they would be under statutes or judicial precedents in the United States. Malaysia has a less developed body of securities laws than the United States and provides significantly less protection to investors. As a result, our public shareholders may have more difficulty in protecting their interests through actions against us, its management, its directors or its major shareholders than would shareholders of a corporation incorporated in a jurisdiction in the United States. In addition, to receive any form of remedy, the shareholders would have to engage Malaysian counsel regarding the process to receive any such remedy.

We are subject to foreign exchange control policies in Malaysia.

The ability of our subsidiaries to pay dividends or make other payments may be restricted by the foreign exchange control policies in the countries where they operate. For example, there are foreign exchange policies in Malaysia which support the monitoring of capital flows into and out of the country in order to preserve its financial and economic stability. The foreign exchange policies are administered by the Foreign Exchange Administration, an arm of Bank Negara Malaysia (“BNM”), the central bank of Malaysia. The foreign exchange policies monitor and regulate both residents and non-residents. Under the current Foreign Exchange Administration rules issued by BNM, non-residents are free to repatriate any amount of funds from Malaysia in foreign currency other than the currency of Israel at any time (subject to limited exceptions), including capital, divestment proceeds, profits, dividends, rental, fees and interest arising from investment in Malaysia, subject to any withholding tax. In the event BNM or any other country where we operate introduces any restrictions in the future, it may be affected in its ability to repatriate dividends or other payments from our subsidiaries in Malaysia or in such other countries. Since we rely principally on dividends and other payments from its subsidiaries for its cash requirements, any restrictions on such dividends or other payments could materially and adversely affect its liquidity, financial condition and results of operations.

Volatility in our shares price may subject us to securities litigation.

The market for our shares may have, when compared to seasoned issuers, significant price volatility and we expect that our share price may continue to be more volatile than that of a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

We may never be able to pay dividends and are unlikely to do so.

To date, we have not paid, nor do we intend to pay in the foreseeable future, dividends on our common stock, even if we become profitable. Earnings, if any, are expected to be used to advance our activities and for working capital and general corporate purposes, rather than to make distributions to stockholders. Since we are not in a financial position to pay dividends on our common stock and future dividends are not presently being contemplated, investors are advised that return on investment in our common stock is restricted to an appreciation in the share price. The potential or likelihood of an increase in share price is uncertain.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of securities.

Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our common stock, warrants to purchase shares of our common stock or other securities. In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our stockholders. We are authorized to issue an aggregate of 300,000,000 shares of common stock. We may issue additional shares of common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We expect we will need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital-raising efforts, including at a price (or exercise prices) below the price you paid for your stock.

We are a “smaller reporting company,” and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and annual revenues of less than $100 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company,” at such time as we cease being an “emerging growth company,” we will be required to provide additional disclosure in our SEC filings. However, similar to an “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Our cybersecurity policies, standards, processes and practices are based on applicable laws and regulations and informed by industry standards and industry-recognized practices. Our strategy to assess, identify, and manage material cybersecurity risks is focused on preserving the confidentiality, security, and availability of our information systems and data. We implement security measures and processes to identify, prevent, and mitigate cybersecurity threats and to effectively respond to cybersecurity incidents when they occur. Our cyber risk management includes: (1) enterprise risk management to identify top cybersecurity risks; (2) vulnerability management to identify software vulnerabilities and risks related to compute infrastructure; (3) vendor risk management to identify risks related to third parties and business partners; (4) privacy risk management to identify privacy risks in our product and platforms and ensure regulatory compliance; and (5) security incident response to investigate, respond to, and mitigate cyber threats. As needed, we will engage third parties to identify risks in our underlying software and infrastructure, to provide threat intelligence, and to assist in triaging, identifying, and responding to cyber threats.

In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

Governance

Our Board of Directors maintains oversight of risks from cybersecurity threats. Our Chief Executive Officer is assigned oversight of cybersecurity risks. Our Chief Executive Officer is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which the Company is exposed and to implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents.

Item 2. Properties.

The corporate office for MRNA Scientific is located at Unit 2, level, Tower B, Avenue 3, The Vertical Business Suite II, Bangsar South, 8 Jalan Kerinchi, 59200 Kuala Lumpur, Malaysia. The lease commenced on December 16, 2018 and terminates on December 15, 2024. The space consists of 1,300 square feet with an annual rent of approximately $13,500.

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

•	A 1,100 sq ft condominium located at No. Unit 2B-17-03, Duet Residence, Jalan Kinrara 6, Bandar Kinrara, 47180 Puchong, Selangor, purchased on August 26, 2020;

•	A 2,000 sq ft commercial building located at First floor, No. 2B Pelangi Avenue, Jalan Kelicap 42A/KU1, Klang Bandar, Diraja, 41050 Klang, Selangor purchased on September 21, 2020.

•

On January 18, 2024, we entered into a lease for the first-floor unit at No. 5-1, Jalan CJ3/13-2, Pusat Bandar Cheras Jaya, 43200 Cheras, Selangor. The lease terminates on January 17, 2025. The purpose of this lease is to provide housing accommodation for our warehouse staff.

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

On July 24, 2023, the Offering closed, and the Company issued and sold 1,437,500 shares of common stock, including 187,500 shares sold pursuant to the exercise of the Over-Allotment Option. The Offering was priced at $4.00 per share for total gross proceeds of $5.75 million before deducting underwriting discounts, commissions, and offering expenses. Pursuant to the Underwriting Agreement, the Underwriter received an 8% underwriting discount on the public offering price for the shares common stock. The Company therefore received net proceeds, before expenses, of $5,290,000 from the sale of the common stock. In addition, the Company issued to the Underwriter warrants to purchase up to an aggregate of 115,000 shares of the Company's common stock (the "Underwriter's Warrants") at an exercise price of $4.40 per share. The Underwriter's Warrants are exercisable from July 24, 2023 until July 24, 2028.

Capital Stock:

Our authorized capital stock consists of 300,000,000 shares of common stock, no par value per share, and 30,000,000 shares of preferred stock, no par value per share. As of the date of this filing, there are 17,667,663 shares of our common stock issued and outstanding that was held by 324 stockholders of record and no shares of preferred stock issued and outstanding. The shares of preferred stock are “blank check’ meaning the Company’s board of directors can issue shares of preferred stock in such series with such rights, privileges and preferences as determined from time to time by the board of directors without shareholder approval.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its Common Stock or Preferred Stock. The issuance of any of our Common Stock or Preferred Stock is within the discretion of our board of directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval up to the limits set by NASDAQ listing rules

Recent Sales of Unregistered Securities.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General.

We were incorporated in the State of Wyoming on May 12, 2017 and operations of our Malaysian company began operations in July 2017. Consequently, the following discussion and analysis of the results of operations and financial condition of the Company is for fiscal years ended December 31, 2023 and December 31, 2022, respectively. This information should be read in conjunction with the notes to the financial statements that are included elsewhere herein. The consolidated financial statements presented herein (and to which this discussion relates) reflect the results of operations of the Company and its Malaysian subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Company Overview

The Company, through its wholly owned subsidiary Chemrex, focuses on the sale of chemical raw materials for the manufacture of industrial, medical, appliance, aero, automotive, mechanical, and electronic industries in the Southeast Asia region. These countries include Malaysia, Indonesia, Vietnam, and other countries in Southeast Asia.

In addition, the Company, through our other wholly owned subsidiary, MRNA Scientific, is in the business of developing and providing safe, effective, and non-invasive liquid biopsy tests for the early detection of biomarkers that we believe are linked to diseases to minimize treatment costs and improve patient management. Our non-invasive blood tests provide analysis of changes in RNA to detect the potential risk of 11 different diseases.

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

On July 24, 2023, the Offering closed, and the Company issued and sold 1,437,500 shares of common stock, including 187,500 shares sold pursuant to the exercise of the Over-Allotment Option. The Offering was priced at $4.00 per share for total gross proceeds of $5.75 million before deducting underwriting discounts, commissions, and offering expenses. Pursuant to the Underwriting Agreement, the Underwriter received an 8% underwriting discount on the public offering price for the shares common stock. The Company therefore received net proceeds, before expenses, of $5,290,000 from the sale of the common stock. In addition, the Company issued to the Underwriter warrants to purchase up to an aggregate of 115,000 shares of the Company's common stock (the "Underwriter's Warrants") at an exercise price of $4.40 per share. The Underwriter's Warrants are exercisable from July 24, 2023 until July 24, 2028.

Reverse stock split

On June 5, 2023, the Company filed an Article of Amendment to the Articles of Incorporation with the Wyoming Secretary of State to modify the ratio of the Reverse Stock Split from one-for-ten (10) to one-for-twelve (12) (the “Revised Reverse Stock Split”). Upon effectiveness of the Revised Reverse Stock Split, every twelve (12) outstanding shares of common stock were combined into and automatically became one share of common stock. No fractional shares were issued in connection with the Revised Reverse Stock Split and all such fractional shares or odd lots (less than 100 shares to any record or beneficial holder) that were issuable in the Revised Reverse Stock Split were rounded up to the nearest whole share, or rounded up to 100 shares, respectively.

The Revised Reverse Stock Split was approved and authorized by a majority of the Company’s stockholder on May 8, 2023 and by the Board of Directors of the Company on May 8, 2023.

On July 19, 2023, the Financial Industry Regulatory Authority announced the Revised Reverse Stock Split.

Result of Operations

Exchange Rates

Translation of amounts from RM (MYR) into US$1.00 has been made at the following exchange rates for the respective years:

	December 31,	December 31,
	2023	2022

Year-end US$1.00: MYR exchange rate	4.5900	4.3900

	January 1,	January 1,
	2023 to	2022 to
	December 31,	December 31,
	2023	2022

Yearly average US$1.00: MYR exchange rate	4.5658	4.3996

Results of Operations for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022 (Audited).

The following table sets forth key components of the results of operations for fiscal years ended December 31, 2023 and 2022, respectively.

The discussion following the table addresses these results.
Consolidated	Year ended
	December 31 (Audited)
	2023	2022

REVENUE	$9,770,806	$10,928,707

COST OF REVENUE	(8,441,308)	(9,669,678)

GROSS PROFIT	1,329,498	1,259,029

OTHER INCOME	486,036	179,283

OPERATING EXPENSES

General and administrative	(4,409,122)	(1,729,489)

LOSS FROM OPERATIONS	(2,965,215)	(291,177)

FINANCE COSTS	(13,929)	(12,479)

LOSS BEFORE TAX	(2,607,517)	(303,656)

Tax expense:
Deferred tax	17,359	(3,898)
Income tax	(38,885)	(48,412)

Total tax expenses	(21,526)	(52,310)

NET LOSS	$(2,629,043)	$(355,966)

Other comprehensive income:
Foreign currency translation loss	(268,232)	(308,800)

COMPREHENSIVE LOSS	$(2,897,275)	$(664,766)

Revenues. For the year ended December 31, 2023, we had revenues of $9,770,806 as compared to revenues of $10,928,707 for the year ended December 31, 2022, a decrease of approximately 10.6%. The decrease is due primarily to a reduction in sales at our Chemrex subsidiary discussed further below.

Cost of revenues. For the year ended December 31, 2023, we had cost of revenues of $8,441,308 as compared to cost of revenues of $9,669,678 for the year ended December 31, 2022, a decrease of approximately 12.7% due to lower sales caused by the above reasons.

Other Income. For the year ended December 31, 2023, we had other income of $486,036 as compared to other income of $179,283 for the year ended December 31, 2022, an increase of 171.1% for current year. The increase in other income for the current annual period was due to dividend income from Chemrex’ equity investment, bank interest and gain from fair value on investment.

Operating Expenses. For the year ended December 31, 2023, we had operating expenses of $4,409,122 as compared to operating expenses of $1,729,489  for the year ended December 31, 2022. The increase of 154.9% for the current year was due to the costs associated with our uplisting from OTC markets to Nasdaq, the subsequent increases in compliance costs, and business development costs.  Additionally, new accounting standards were applied which saw a corresponding write down in accounts receivable within Our subsidiary, Chemrex.  The Management of Chemrex continues to take steps to recover any debts.

Loss from operations. We had a loss from operations of $2,593,588 for the year ended December 31, 2023, compared to a loss from operations of $291,177 for the year ended December 31, 2022, an increase of 790.7% for the reasons discussed above.

Tax expense. For the year ended December 31, 2023, we had the total tax expense of $21,526 from deferred tax credit of $17,359 and tax provision of $38,885. The year ended December 31, 2022, the total tax expenses were $ 52,310 from deferred tax of $3,898 and income tax provision of $48,412.

Foreign currency translation loss. We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the US Dollar. Therefore, any change in the relevant exchange rate will require us to recognize a transaction gain or loss on revaluation. For the annual period ended December 31, 2023, we had foreign currency translation loss of $268,232 compared with foreign currency translation loss of $ 308,800 for the prior annual period.

	MRNA Scientific and Chemrex

	MRNA Scientific	Chemrex	MRNA Scientific	Chemrex
	Year ended		Year ended
	December 31, 2023		December 31, 2022
REVENUE	$24,219	$9,746,587	$95,816	$10,832,891

COST OF REVENUE	(19,851)	(8,421,457)	(51,465)	(9,618,213)

GROSS PROFIT	4,368	1,325,130	44,351	1,214,678

OTHER INCOME	19,629	466,407	8,830	170,453

OPERATING EXPENSES
General and administrative	(245,747)	(2,019,001)	(286,753)	(1,051,855)

FINANCE COSTS	(5,052)	(8,877)	(5,657)	(6,822)

(LOSS)/PROFIT BEFORE TAX	(226,802)	(236,641)	(239,229)	326,454

Tax expense :
Deferred tax	12,269	5,090	(1,428)	(2,470)
Income tax	(2,613)	(36,272)	-	(48,412)

Total tax expense	9,656	(31,182)	(1,428)	(50,882)

NET (LOSS)/PROFIT	$(217,146)	$(267,523)	$(240,657)	$275,572

Revenue. For the year ended December 31, 2023, Chemrex contributed $ 9,746,587 (99.8%) of total combined revenue of $9,770,806 compared to its contribution of $10,832,891 (99.1%) of total combined revenue of $10,928,707 for the year ended December 31, 2022, a decrease of 10.6%. The revenue decreased in 2023 was due to competition in the market and reduced selling price for resin and fiberglass mats in Malaysia.

MRNA Scientific had a revenue of $24,219 (0.2%) for the year ended December 31, 2023, as compared to revenues of $95,816 (0.9%) from the same period ended December 31, 2022, a decrease of 75%. The revenue decreased in 2023 was due to RNA screening process having been adversely impacted by the Covid-19 pandemic. We believe that most people in Malaysia were reluctant to visit hospitals and clinics in view of the post Covid-19 Omicron and its subvariants for fear of transmission from other patients or medical staff. Since our RNA screening is administered at diagnostic centers, our business was adversely affected as a result.

Cost of revenues. For the year period ended December 31, 2023, Chemrex had incurred $8,421,457 (99.8%) of the total combined cost of revenue of $ 8,441,308 as compared to the year ended December 31, 2022, wherein Chemrex had incurred $9,618,213 (99.5%) of the total combined cost of revenue of $9,669,678. The decrease of 12.44% in Chemrex’s cost of revenues was due to its decreased in revenues and reasons stated above.

MRNA Scientific had incurred $19,851 (0.2%) on cost of revenues for the year ended December 31, 2023, as compared to cost of revenues of $51,465 (0.5%) for the same year ended December 31, 2022. The decrease of 61.4% was due to less purchases of extract kits, reagents, laboratory consumables for Covid-19 samples processing attributable to our reduced sales.

Other Income. For the year ended December 31, 2023, Chemrex contributed $466,407 (96%) of total other combined income of $486,036 as compared to the year ended December 31, 2022, $170,453 (95.1%) The increase of 173.63 % is due to dividend income from its equity investment, bank interest and gain from fair value on investment. The equity investments were made primarily of investments in quoted publicly traded shares.

MRNA Scientific had other income of $19,629 (4%) for the year ended December 31, 2023, as compared $8,830 (4.9%) for the year ended December 31, 2022, an increase of 122.3% due to bank interest generated from BGLC’s investment funds

Operating Expenses. For the year ended December 31, 2023, Chemrex had incurred $2,019,001 (45.8%) of the total combined operating expenses of $4,409,122 for the year ended December 31, 2023, as compared to the operating expenses of $1,051,855 (78.6%) for the year ended December 31, 2022. The increase of 91.9% in Chemrex operating expenses for the 2023 due to the increased commission, directors’ remuneration, medical expenses, loss on unrealized/realized currency exchange, withholding taxes and provision for losses on account receivables of $1,314,427.

MRNA Scientific had incurred $245,747 (5.1%) of the total combined operating expenses for the year ended December 31, 2023, as compared to the operating expenses of $286,753 (21.4%) of the total combined operating expenses or the year ended December 31, 2022, a decrease of 14.3%. The decrease of $41,006 in operating costs was due efficiencies in research and development, as well efficiencies in personnel allocation.

At the parent level, we incurred $2,144,374 (44.9%) of the total combined operating expenses for the year ended December 31, 2023, as compared to the operating expenses of $390,881 (14.3%) of the total combined operating expenses for the year ended December 31, 2022. The increase of $1,753,493 approximately 448.6% in operating costs due cost and expenses associated with our public offering and the up listing to the NASDAQ market, including underwriting cost of $660,000, share-based compensation of $511,740, listing expenses of $205,224 and increased legal and audit fees, among others.

(Loss)/Profit before tax. Chemrex had a loss before tax of $267,523 for the year ended December 31, 2023, as compared a profit of $326,454 for the year ended December 31, 2022, an decrease of 18% for the reasons discussed above. MRNA Scientific incurred a loss of $226,802 for the year ended December 31, 2023, compared a loss of $239,229 for the year ended December 31, 2022 a decrease of 5.2%, for the reasons discussed above.

Income tax expense. Chemrex had total tax expenses of $31,182 (144.9.%) from deferred tax credit of $5,090 (29.3%) and tax provision of $36,272 (93.3%) for the year ended December 31, 2023, as compared to the last year ended December 31, 2022, total tax expenses of $50,882 (97.3%) from deferred tax of $2,470 and tax provision of $48,412.

MRNA Scientific Malaysia had total tax credit of $9,656 (-44.9%) from deferred tax credit of $12,269 (70.7%) and under tax provision for prior year of $2,613 (6.7%) for the year ended December 31, 2023, as compared to the last year ended December 31, 2022, a deferred tax of $1,428 (2.7%) and no tax provision.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2023, we had working capital of $6,415,877 compared with working capital of $4,017,749 as of December 31, 2022. The increase in working capital as of December 31, 2023, from December 31, 2022, is due principally to funds received from the Company’s initial public offering in late 2023.

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

The following is a summary of the Company’s cash flows provided by (used in) / generated from operating, investing, and financing activities for the year ended December 31, 2023, and 2022:

	Year ended
	December 31,
	2023	2022
Net Cash (used in)/generated from operating activities	$(1,301,595)	$551,822
Net Cash used in investing activities	(382,576)	(450,498)
Net Cash generated from financing activities	5,754,322	108,168
Foreign currency translation adjustment	(259,679)	(214,547)
Net Change in Cash and Cash Equivalents	$3,810,472	$(5,055)

Operating Activities

During the year ended December 31, 2023, the Company incurred a net loss of $2,629,043 which, after adjusting for amortization, depreciation, dividend income, fair value gain on share investment, allowances for expected credit losses, share-base compensation, an increase in inventories, a decrease in trade receivables and a substantial reduction in trade payables, operating lease liabilities, advance payment from customer, resulted in net cash of $1,301,595 being used in operating activities during the period. By comparison, during the year ended December 31, 2022, the Company had a net loss of $355,966 which, after adjusting for amortization, depreciation, dividend income, fair value loss on share investments and a decrease in inventories, trade receivables, deferred cost of revenue, a substantial reduction in trade payables, operating lease liabilities, advance payment from customer, deferred revenue, resulted in net cash of $551,822 being generated from operating activities during the period.

Investing Activities

During the year ended December 31, 2023, the Company had net cash of $382,576 used in investment activities from acquisition of share investment of $320,733, purchase of plant & equipment of $149,398, cash generated from dividend income of $61,409 and disposal of other investments of $26,146. During the year ended December 31, 2022, the Company had net cash acquisition of share investment of $511,706, purchase of plant & equipment of $54,171 and cash generated from dividend income of $115,379, resulting in net cash used in investing activities of $ 450,498.

Financing Activities

During the year ended December 31, 2023, Company had net cash of $5,754,322 generated from financing activities for shares subscriptions of initial public offering (IPO) of 1,473,500 shares at a price to the public of $4.00 per share for total proceeds of $5,750,000 and advances from directors of $13,199. By comparison, during the year ended December 31, 2022, we had net cash of $108,168 generated from financing activities for 2.5 million shares subscriptions of $150,000 and fully repayment of a finance lease of $34,038.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-21, which appear at the end of this Form 10-K Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of December 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) as set forth in its Internal Control - Integrated Framework.

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2023, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Removal of Directors and Officers and Appointment of New Directors

In lieu of an annual meeting of the stockholders of the Company, and pursuant to Section 17-16-704 of the Wyoming Business Corporation Act, stockholders making up approximately 50.1% of our outstanding voting securities (totaling 17,792,663 shares of common stock, no par value) as of the record date of November 2, 2023 (the “Voting Stockholders”), by written consent to action dated December 11, 2023 (“Written Consent”), (i) removed the following individuals from the Board of Directors (“Board” or “Board of Directors”): Yeat Min Fong, Chi Yuen Leong, Yee Meng Wong, Teng Fook Fong, Chee Keong Yap, Chak Hua Yew, Boon Teong Teoh, and Chai Ping Lin and (ii) appointed as members of the Board: Koon Wai Wong, Wei Foong Lim, and Muhammad Azrul bin Abdul Hamid (“New Directors”). The New Directors were appointed for a term until the next annual meeting of shareholders and thereafter until his successor shall have been elected and qualified. The New Directors began serving their term on December 11, 2023  and their terms expire at our annual meeting of stockholders to be held in 2024.

On December 11, 2023, the Board appointed (i) Mr. Chee Keong Yap as an independent director, and Mr. Su-Leng Tan Lee as director with each to serve until his successor is duly elected and qualified, or until the earlier of his death, resignation or removal, and (ii)  Mr. Muhammad Azrul bin Abdul Hamid and Mr. Koon Wai Wong to the Nomination and Corporate Governance Committee, with Mr. Muhammad Azrul bin Abdul Hamid serving as the Chairman of the Nomination and Corporate Governance Committee.

On January 22, 2024, the Board appointed (i) Mr. Chee Keong Yap, Mr. Koon Wai Wong, and Mr. Muhammad Azrul bin Abdul Hamid to the Audit Committee, with Mr. Chee Keong Yap serving as the Chairman of the Audit Committee and (ii) Mr. Chee Keong Yap, and Mr. Muhammad Azrul bin Abdul Hamid to the Compensation Committee, with Mr. Muhammad Azrul bin Abdul Hamid serving as the Chairman of the Compensation Committee.

Appointment of New Chief Executive Officer

On December 11, 2023, the Board appointed Mr. Su-Leng Tan Lee as the new Chief Executive Officer and Secretary, effective immediately.

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

New Directors; Management

Name	Age	Position
Su-Leng Tan Lee	40	Chief Executive Officer, Acting Chief Financial Officer and Director
Koon Wai Wong	48	Director
Wei Foong Lim	48	Director
Muhammad Azrul bin Abdul Hamid	48	Director
Chee Keong Yap	68	Director

There are no family relationships between any of our directors or executive officers.

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; (5) being subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree or finding relating to an alleged violation of the federal or state securities, commodities, banking or insurance laws or regulations or any settlement thereof or involvement in mail or wire fraud in connection with any business entity not subsequently reversed, suspended or vacated and (6) being subject of, or a party to, any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Su-Leng Tan Lee, age 40, has over 20 years of extensive experience in a variety of industries, including information systems, hospitality, investment management, construction, property development, travel, government liaison, and life sciences, primarily focused on commercialization, finance, and general management. Since August 2023, Mr. Tan has served as the Company’s Chief Operating Officer. From May 2022 to August 2023, Mr. Tan worked as the Chief Commercial Officer for Dryox Health Limited, a startup focused on repurposing drugs for unmet needs in the dermatological space, specifically anticholinergic drugs. From August 2017 to August 2023, Mr. Tan worked as the FLO Life Sciences Group’s owner and Managing Director, focusing on infectious diseases and oncology pre-clinical drug candidates and clinical research. From July 2018 to April 2019, Mr. Tan was the President of Avillion Berhad, a publicly listed travel and hospitality group with hotels, commercial property, and inbound/outbound travel services. The Company believes Mr. Tan is qualified to serve as the Company’s Chief Executive Officer and a member of the Board due to his extensive experience with biotech and pharmaceutical companies.

Koon Wai Wong obtained his Bachelor Degree in Business (Accountancy) from the Royal Melbourne Institute of Technology (RMIT) in December 1999. Mr. Wong has been a member of CPA Australia and the Malaysian Institute of Accountants since 2008. During his time spent in audit firms including RSM and Crowe Malaysia PLT, he led engagements including public listed companies’ audits, transactional services, fund raising exercises locally and cross border. After leaving Crowe Malaysia PLT and in July 2011, he joined a private company which business activities including manufacturing of sheet piles and pipe piles, rooftop and decking solutions as well as shoring solutions for construction projects, as its Group Financial Controller. Mr. Wong was responsible for overseeing the finance and accounting functions of its group of companies in Malaysia, Singapore, China, Vietnam, and Indonesia. Mr. Wong then joined the Malaysian Institute of Accountants in October 2012 as its director overseeing professional standards & practices of the accounting profession in Malaysia.  Mr. Wong is currently employed as Chief Finance Officer of Pappajack Berhad, a public listed financial services company and has been an independent non-executive director of HLT Global Berhad since 8 January 2016, which is a publicly listed company involved in the healthcare manufacturing industry. Mr. Wong also sits on the board of Golden Plus Holdings Berhad, a public limited liability company and several private companies in Malaysia. The Company believes Mr. Wong is qualified to serve as a member of the Board due to his extensive experience with manufacturing and financial matters.

Wei Foong Lim began his career with Chemrex Sdn. Bhd., a subsidiary of the Company (“Chemrex”).  His initial responsibilities were in Sales & Marketing, driving sales and formulating strategies for the marketing of Chemrex’s products.  Subsequently, Mr. Lim joined the Financial Industry with a tenure as a Dealer Representative, handling Equity Market transactions for M&A Securities Sdn. Bhd., a licensed Capital Markets Services Company based in Kuala Lumpur, Malaysia. After his 13-year tenure with M&A Securities Sdn. Bhd., Mr. Lim returned to Chemrex as a Director, working closely in managing its daily operations, sales, marketing strategies and steering the direction of Chemrex’s merger with the Company.  Mr. Lim continues his role as Director of Chemrex and brings his considerable Sales & Marketing and Financial Markets Acumen to his role as Director of the Company. The Company believes Mr. Lim is qualified to serve as a member of the Board due to his extensive experience with the Company’s subsidiary, Chemrex.

Muhammad Azrul bin Abdul Hamid has more than 20 years of experience as a lawyer in a range of matters at the Malaysian High Court and the Malaysian Court of Appeal involving IP claims, contractual matters, debt collection and tortious claims. Mr. Azrul also has experience in providing advisory services for the technology industry, providing advice on intellectual property protection and enforcement matters. Mr. Azrul has advised clients on the multiple facets of public policy and government engagement, including dealing with government agencies and local authorities in relation to business related issues for start-ups, small and medium enterprises, and multinational corporations. Mr. Azrul is a member of the Malaysian Eurocham IP Committee, Kuala Lumpur Bar Committee IT Committee, and Bar Council Cyberlaw Committee. He is a contributor and regular speaker for the South East Asia EU-SME IPR Helpdesk. The Company believes Mr. Hamid is qualified to serve as a member of the Board due to his extensive experience with legal matters.

Chee Keong Yap has been a Director of the Company since March 2022, serving as the Audit Committee Chairman, and is a Member of The Institute of Chartered Accountants of Scotland. In the past he was Managing Director & Executive Director at Niche Capital Emas Holdings Bhd and Chief Executive Officer & Executive Director at Bumiputra Merchant Bankers Bhd.  Mr. Yap holds a Bachelor of Arts (First Class Honours) degree in Economics from the University of Leeds, United Kingdom (1978). He has auditing experience in England from 1978 to 1981. He has gained extensive financial experience gained from his career in merchant banking and brings his considerable experience to the role and as a result, the Company believes he is qualified to be a  member of the Board.

Employment Agreements

Effective as of August 15, 2023, BioNexus entered into an employment agreement with Mr. Su-Leng Tan Lee. The agreement provides for an annual base salary. Mr. Tan Lee’s employment will terminate two years from the effective date of the agreement, and such term shall be automatically extended for a one-year term thereafter at the Company’s request. The agreement further provides that either party to the agreement may terminate Mr. Tan Lee’s employment upon one month’s prior written notice. Additionally, the agreement provides that Mr. Tan Lee shall not, during the term of the agreement and for 24 months after cessation of employment, carry on business in competition with the Company.

The Board and Compensation Committee of the Board will consider the determination of any prior employment agreements or compensatory arrangements for the newly appointed directors, including Mr. Tan, at a later date.

Terms of Directors and Officers

Our officers are elected by and serve at the discretion of the board of directors and the stockholders voting by ordinary resolution.

Compensation of Directors and Executive Officers

For the year ended December 31, 2023, we paid an aggregate of approximately $30,000 including 25,000 shares valued at $25,000, respectively, in cash and benefits to our executive officers. We do not have a share incentive program to provide for grants of awards to our directors and executive officers. We have not set aside or accrued any amount to provide pension, retirement or other similar benefits to our executive officers and directors. We have no service contracts with any of our directors providing for benefits upon termination of employment.

Board Committees and Director Independence

Director Independence

Of the New Directors, we have determined that Koon Wai Wong and Muhammad Azrul bin Abdul Hamid are “independent” as defined by The Nasdaq Stock Market (“Nasdaq”). Additionally, of the directors appointed by the Board on December 11, 2023, we have determined that Chee Keong Yap is “independent” as defined by Nasdaq. Accordingly, a majority of our Board is “independent.”

Board Committees

Our Board has established three standing committees – Audit, Compensation, and Nominating and Corporate Governance. All standing committees operate under a charter that has been approved by our Board.

Audit Committee

Our Board of Directors has an Audit Committee, composed of Chee Keong Yap, Muhammad Azrul bin Abdul Hamid, and Koon Wai Wong. All members are independent directors as defined in accordance with Rule 10A-3 of the Exchange Act and the Nasdaq Listing Rules. Mr. Yap serves as Chairman of the committee.

Our Audit Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements. For this purpose, the Audit Committee has a charter (which is reviewed annually) and performs several functions. The Audit Committee:

•	Evaluates the independence and performance of, and assesses the qualifications of, our independent auditor and engages such independent auditor;

•

Approves the plan and fees for the annual audit, quarterly reviews, tax and other audit related services and approves in advance any non-audit service and fees therefor to be provided by the independent auditor;

•	Monitors the independence of the independent auditor and the rotation of partners of the independent auditor as required by law;

•

Reviews the financial statements to be included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and reviews with management and the independent auditors the results of the annual audit and reviews of our quarterly financial statements;

•	Oversees all aspects of our systems of internal accounting and financial reporting control and corporate governance functions on behalf of the Board; and

•

Provides oversight assistance in connection with legal, ethical and risk management compliance programs established by management and the Board, including compliance with requirements of Sarbanes Oxley and makes recommendations to the Board regarding corporate governance issues and policy decisions.

Audit Committee Report

Review with Management. The Audit Committee has reviewed and discussed our audit completion report and financial statements for Fiscal Year 2023 with management.

Review and Discussions with Independent Auditors. The Audit Committee discussed with the Company’s auditor, JP Centurion & Partners PLT (the “Auditor”) the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU section 380), as adopted by the Public Company Accounting Oversight Board (“PCAOB”) in Rule 3200T.

The Audit Committee also received written disclosures and the letter from the Auditor required by applicable requirements of the PCAOB regarding the Auditor’s communications with the Audit Committee concerning independence and has discussed with the Auditor their independence.

Nominating and Corporate Governance Committee

Our Board of Directors has a Nominating and Corporate Governance Committee composed of Koon Wai Wong and Muhammad Azrul bin Abdul Hamid. Mr. Muhammad Azrul bin Abdul Hamid serves as the Chairman of the committee. The Nominating and Corporate Governance Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the Board of Directors for consideration. The Nominating and Corporate Governance Committee has a charter which is reviewed annually. The Nominating and Corporate Governance Committee will consider director nominations made by shareholders so long as the nomination is validly made in accordance with applicable laws, rules, regulations, and the provisions of the Company’s charter documents.  Any shareholder who wants to recommend a candidate for the Nominating and Corporate Governance Committee to consider nominating as a director should submit a written request and related information to our Corporate Secretary.

In evaluating individual Board nominees, the Nominating & Corporate Governance Committee takes into account many factors, including:

•

a general and diverse understanding of the global economy, capital markets, finance and other disciplines relevant to the success of a large publicly traded financial technology company, including cybersecurity;

•	a general understanding of the company’s business and technology;

•	a client experience orientation;

•	the requirements under the Company’s By-Laws;

•	the individual’s educational and professional background and personal accomplishments;

•	diversity, including, but not limited to, factors such as gender, ethnicity, race, sexual orientation and geography; and

•	an independent mindset

The Nominating and Corporate Governance Committee will identify new director candidates in the event of a vacancy in the Board through internal consultation and consultation with key stakeholders and shareholders.  Subsequently the candidates will be evaluated to ensure they possess these key characteristics –

•	a commitment to long-term value creation for our stockholders;

•	an appreciation for stockholder feedback;

•	high personal and professional ethics;

•	a proven record of success;

•	sound business judgment;

•	a strategic vision and leadership experience;

•	knowledge of financial services;

•	having no known history of misconduct or disrepute, especially in public or Corporate office;

The Company does not currently pay any third parties to aid it in identifying director candidates.

All members are independent directors in accordance with the Nasdaq Listing Rules.

Compensation Committee

Our Board of Directors also has a Compensation Committee, which reviews or recommends the compensation arrangements for our management and employees and assists the Board of Directors in reviewing and approving matters such as company benefit and insurance plans, including monitoring the performance thereof. The Compensation Committee has a charter (which is reviewed annually) and is composed of two members: Chee Keong Yap and Muhammad Azrul bin Abdul Hamid. Mr. Muhammad Azrul bin Abdul Hamid serves as chairman of this committee. All members are independent in accordance with the Nasdaq Listing Rules.

The Compensation Committee is responsible for:

•

evaluating the performance of our Chief Executive Officer in light of our company’s corporate goals and objectives and, based on such evaluation: (i) Reviewing and approving the cash compensation of our Chief Executive Officer, and (ii) Reviewing and approving grants and awards to our Chief Executive Officer under equity-based plans;

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

The Compensation Committee has the authority to delegate any of its responsibilities to one or more subcommittees as the Committee may from time to time deem appropriate. If at any time the Compensation Committee includes a member who is not independent as defined under the Nasdaq Listing Rules, a subcommittee comprised entirely of individuals who are independent in accordance with the Nasdaq Listing Rules may be formed by the Compensation Committee for the purpose of ratifying any grants of awards under any incentive or equity-based plan for the purposes of complying with the exemption requirements of Rule 16b-3 of the Exchange Act; provided that any such grants shall not be contingent on such ratification. No compensation consultants were used during fiscal year 2023.

Board Leadership Structure and Role in Risk Oversight

Our Board currently consists of five directors. The Board has not appointed a lead independent director. Due to the size of the Board, the independent directors are able to closely monitor the activities of our Company. In addition, the independent directors are able to meet independently with the Company’s independent registered public accounting firm without management to discuss the Company’s financial statements and related audits. Therefore, the Board has determined that a lead independent director is not necessary at this time. To the extent the composition of the Board changes and/or grows in the future, the Board may reevaluate the need for a lead independent director.

Management is responsible for the day-to-day management of risks the Company faces, while the Board as a whole has ultimate responsibility for the Company’s oversight of risk management. Our Board takes an enterprise-wide approach to risk oversight, designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance stockholder value. A fundamental part of risk oversight is not only understanding the risks a Company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the Company. As a critical part of this risk management oversight role, our Board encourages full and open communication between management and the Board. Our Board regularly reviews material strategic, operational, financial, compensation and compliance risks with management. In addition our management team regularly reports to the full Board regarding their areas of responsibility and a component of these reports is risk within the area of responsibility and the steps management has taken to monitor and control such exposures. Additional review or reporting on risk is conducted as needed or as requested by our Board.

Attendance

There were 4 meetings, exclusive of action by unanimous written consent, of the Board held during fiscal year 2023. During such year, Mr. Yap, as the only incumbent director, attended at least 75% of the aggregate number of meetings of the Board. The Company did not hold an annual meeting of stockholders in fiscal year 2023 and instead the Company’s directors were elected by written consent of the shareholders. We encourage our directors to attend the annual meeting of stockholders.

There were 2 meetings each, exclusive of action by unanimous written consent, of the Audit Committee, Nominating and Corporate Governance Committee or Compensation Committee held during fiscal year 2023. The Company expects that each incumbent director will attend at least 75% of the

Family Relationships

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

Director Independence

Our board of directors is currently composed of five members, three of whom qualify as independent directors in accordance with the published listing requirements of NASDAQ. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the Director, nor any of his family members have engaged in various types of business dealings with us. In addition, our board of directors had not made a subjective determination as to our director that no relationship existed which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by our director and us with regard to our director’s business and personal activities and relationships as they may relate to us and our management.

Code of Ethics

In conjunction with our listing on NASDAQ on July 20th 2023, BioNexus Gene Lab Corp. has adopted a Code of Business Conduct and Ethics which is available from the Investor Relations section of our website at www.bionexusgenelab.com.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act, requires the Company’s executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the “Commission”) initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively (“Section 16 Reporting”). Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file.

During this fiscal year, the Section 16 Reporting was complied with by the Company’s officers, directors and greater than 10% shareholders.

Item 11. Executive Compensation.

Summary Executive Compensation Table

The following table reflects the Summary Compensation for our named executive officers for fiscal years ended December 31, 2023 and 2022, respectively. For such periods, there were no bonus, non-equity plan compensation, nonqualified compensation earnings or other compensation other than as stated below for the named executive officers. Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yeat Min Fong	2023	$16,069	$-	$7,583	$-	—	—	$—	$23,652
Former Chairman (1)	2022	$5,000	—	$10,417	—	—	—	$—	$17,417
Yee Meng Wong	2023	$16,069	$-	$7,583	$-	—	—	$—	$21,652
Former President (2)	2022	$5,000	—	$10,417	—	—	—	$—	$15,417
Sook Keng Yeoh	2023	$12,000	$-	$7,583	$-	—	—	$—	$19,583
Former Chief Executive Officer (3)	2022	5,000	—	$10,417	—	—	—	$—	$15,417
Chi Yuen Leong Former Chief Executive Officer (4)	2023	$3,283	$—	$—	$—	—	—	$—	$3,283
Wei Li Leong	2023	$16,000						$842	$16,842
Former Chief Financial Officer (5)	2022	$-	$—	—	-	—	—	—	$-
Liong Tai Tan	2023
Chief Operating Officer (6)	2022	—	—	—	—	—	—	—	—
Su-Leng Tan Lee	2023	$8,000	$0	$0	$0	$0	$0	$0	$8,000
Chief Executive Officer & Chief Operating Officer(7)

(1)	Mr. Yeat Min Fong was removed from his position as Chairman of the Company on December 11, 2023.
(2)	Ms. Yee Meng Wong was removed from her position as President of the Company on December 11, 2023.
(3)	Mr. Sook Keng Yeoh tendered his resignation to the company on October 4, 2023.
(4)	Mr. Chi Yuen Leong was appointed as CEO of the Company on October 12, 2023, and removed from his position as CEO of the Company on December 11, 2023.
(5)	Ms. Wei Li Leong tendered her resignation letter to the Company on October 30, 2023.
(6)	Mr. Liong Tai Tan tendered his resignation to the Company on August 31, 2023.
(7)	Mr. Tan Lee began his position on September 1, 2023.

Employment Agreements

Employment Agreement between Mr. Yeat Min Fong and BioNexus

Effective as of August 9, 2022, BioNexus entered into an employment agreement with Mr. Yeat Min Fong. The agreement provides for an annual base salary, together with such additional discretionary bonus. Mr. Yeat Min Fong’s employment will continue automatically, unless either party gives written notice to the other party 60 days prior to the next anniversary of the employment agreement, subject to termination by either party to the agreement upon 30 days’ prior written notice. The agreement also provides that Mr. Yeat Min Fong shall not, during the term of the agreement and for 24 months after cessation of employment, carry on business in competition with the Company. Mr. Yeat Min Fong was removed from his position as Chairman of the Company on December 11, 2023.

Employment Agreement between Mr. Yee Meng Wong and BioNexus

Effective as of August 9, 2022, BioNexus entered into an employment agreement with Ms. Yee Meng Wong. The agreement provides for an annual base salary, together with such additional discretionary bonus. Ms. Yee Meng Wong’s employment will continue automatically, unless either party gives written notice to the other party 60 days prior to the next anniversary of the employment agreement, subject to termination by either party to the agreement upon 30 days’ prior written notice. The agreement also provides that Ms. Yee Meng Wong shall not, during the term of the agreement and for 24 months after cessation of employment, carry on business in competition with the Company. Ms. Yee Meng Wong was removed from her positions with the Company on December 11, 2023.

Employment Agreement between Mr. Sook Keng Yeoh and BioNexus

Effective as of August 9, 2022, BioNexus entered into an employment agreement with Mr. Sook Keng Yeoh. The agreement provides for an annual base salary, together with such additional discretionary bonus. Mr. Sook Keng Yeoh’s employment will continue automatically, unless either party gives written notice to the other party 60 days prior to the next anniversary of the employment agreement, subject to termination by either party to the agreement upon 30 days’ prior written notice. The agreement also provides that Mr. Sook Keng Yeoh shall not, during the term of the agreement and for 24 months after cessation of employment, carry on business in competition with the Company. Mr. Sook Keng Yeoh tendered his resignation to the company on October 4, 2023.

Employment Agreement between Wei Li Leong and BioNexus

Effective as of June 19, 2017, BioNexus entered into an employment agreement with Ms. Wei Li Leong. The agreement provides for a compensation of 5 million shares over the five-year term of the agreement. Mr. Wei’s employment will last for a term of 5 years and can be extended automatically for a 1-year term at the request of the company. During the term of the agreement, either BioNexus or Mr. Wei can terminate the employment for whatever reason upon giving 3 months’ prior written notice. The agreement also provides that Mr. Wei Li Leong shall not, during the term of the agreement and for 24 months after cessation of employment, carry on business in competition with the Company. Ms. Wei Li Leong tendered her resignation letter to the Company on October 30, 2023.

Employment Agreement between Mr. Liong Tai Tan and BioNexus

Effective as of November 27, 2020, BioNexus entered into an employment agreement with Mr. Liong Tai Tan. The agreement provides that Mr. Tan’s appointment is not salaried because the Board may consider a stock grant after two years of service with the Company. The agreement does not contain any provisions concerning length of employment or non-compete obligations. Mr. Tan tendered his resignation to the Company on August 31, 2023.

Employment Agreement between Mr. Su-Leng Tan Lee and BioNexus

Effective as of August 15, 2023, BioNexus entered into an employment agreement with Mr. Su-Leng Tan Lee. The agreement provides for an annual base salary. Mr. Tan Lee’s employment will terminate two years from the effective date of the agreement, and such term shall be automatically extended for a one-year term thereafter at the Company’s request. The agreement further provides that either party to the agreement may terminate Mr. Tan Lee’s employment upon one month’s prior written notice. Additionally, the agreement provides that Mr. Tan Lee shall not, during the term of the agreement and for 24 months after cessation of employment, carry on business in competition with the Company.

Grants of Plan-Based Awards

Except as stated above, no plan-based awards were granted to any of our named executive officers during the interim fiscal year ended December 31, 2023.

Outstanding Equity Awards at Interim Fiscal Year End

The equity awards reflected in the Summary Compensation Table above represents all restricted stock awards issued to our executive officers as of December 31, 2023. No other stock or stock option awards were granted to any other officer of the Company as of December 31, 2023.

Option Exercises and Stock Vested

No option to purchase our capital stock was exercised by any of our named executive officers, nor was any restricted stock held by such executive officers vested during the interim fiscal period ended December 31, 2023.

Pension Benefits

No named executive officers received or held pension benefits during the interim fiscal period ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of the date hereof, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five percent (5%); (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. The information is based on 17,667,663 shares of common stock issued and outstanding as of this filing.

Name and address of beneficial owners	Amount and nature of beneficial ownership of Common Stock	Approximate percentage of outstanding Common Stock (1)
Removed Directors and Named Executive Officers:
Yeat Min Fong (2)	25,000	0.14%
Yee Meng Wong (3)	25,000	0.14%
Chi Yuen Leong (4)	1,166,673	6.56%
Teng Fook Fong (5)	-	-
Chee Keong Yap (6)	-	-
Dr. Chak Hua Yew (7)	-	-
Boon Teong Teoh (8)	-	-
Chai Ping Lin (9)	-	-
All directors and executive officers as a group (8 persons)	1,216,673	6.84%

New Directors and Named Executive Officers:
Su-Leng Tan Lee (10)	-	-
Koon Wai Wong (11)	100	0.00%
Muhammad Azrul bin Abdul Hamid (12)	-	-
Chee Keong Yap (6)	-	-
Wei Foong Lim (13)	504,603	2.84%
All directors and executive officers as a group (5 persons)	504,703	2.84%

5% or Greater Stockholders
Soo Kow Lai (14)	1,250,001	7.03%
Chi Yuen Leong (4)	1,166,673	6.56%
Chan Chong Wong (15)	1,031,427	5.80%
Choong-Chin Liew (16)	1,666,667	9.37%
Tham Too Kam (17)	1,017,538	5.72%
Kim Hai Wong (18)	1,050,539	5.94%
Liong Tai Tan (19)	1,041,706	5.86%

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

(2)	The address for Yeat Min Fong is 12-7 Hartamas Regency, Persiaran Dutamas, Kuala Lumpur 50480, Malaysia, Shares held in Registered Name
(3)	The address for Yee Meng Wong is 55 Jalan Prai, off Jalan Meru, Klang, Selangor, 41050, Malaysia, Shares held in Registered Name
(4)	The Address for Chi Yuen Leong is 4-9-2 Tivoli Villas, Jalan Medan Tanduk, Bangsar, Kuala Lumpur 59000, Malaysia. Shares are held in registered and street name with broker.
(5)	The address for Teng Fook Fong is c/o Yusuf Khan & Fong, 97B, Jalan Gasing, Petaling Jaya 46000, Malaysia. No shareholding
(6)	The address for Chee Keong Yap is 10-2 Tower B The Vertical Business Suite, Bangsar South, No. 8 Jalan Kerinchi Kuala Lumpur, Malaysia, 59200. No shareholding.
(7)	The address for Dr. Chak Hua Yew is 40 Jalan TR 3/1, Tropicana Petaling Jaya 47410 Selangor Malaysia. No shareholding.
(8)	The address for Boon Teong Teoh is B-5-6, Ken Damansara Condominium, No2. Jalan ss2/72, 47400 Petaling Jaya, Selangor, Malaysia. No shareholding
(9)	The address for Chai Ping Lin is 14, Jalan 5/69, Taman Gasing Indah, 46000 Petaling Jaya, Selangor, Malaysia. No shareholding
(10)	The address for Su-Leng Tan Lee is C2-2-8 Megan Phoenix, Jalan 2/142A, Kuala Lumpur 56000, Malaysia. No shareholding

(11)	The address for Koon Wai Wong is 10-2 Tower B The Vertical Business Suite, Bangsar South, No. 8 Jalan Kerinchi Kuala Lumpur, Malaysia, 59200. Shares held in registered name
(12)	The address for Muhammad Azrul bin Abdul Hamid is 10-2 Tower B The Vertical Business Suite, Bangsar South, No. 8 Jalan Kerinchi Kuala Lumpur, Malaysia, 59200. No shareholding.
(13)	The address for Wei Foong Lim is No.4, Jalan CJ 1/6 Kawasan Perusahaan 43200 Majlis Perbandaran Kajang Selangor, Malaysia. Shares held in registered and street name with broker.
(14)	The address for Soo Kow Lai is 10-2 Tower B The Vertical Business Suite, Bangsar South, No. 8 Jalan Kerinchi Kuala Lumpur, Malaysia, 59200. Shares held in registered name.
(15)	The address for Chan Chong Wong is 10-2 Tower B The Vertical Business Suite, Bangsar South, No. 8 Jalan Kerinchi Kuala Lumpur, Malaysia, 59200. Shares held in registered name.
(16)	The address for Choong-Chin Liew is 81 Millersgrove Drive, Toronto, Ontario M2R 3S1, Canada. Shares held in registered name.
(17)	The address for Tham Too Kam is No.4, Jalan CJ 1/6 Kawasan Perusahaan 43200 Majlis Perbandaran Kajang Selangor, Malaysia. Shares held in registered and street name with broker.
(18)	The address for Kim Hai Wong is No.4, Jalan CJ 1/6 Kawasan Perusahaan 43200 Majlis Perbandaran Kajang Selangor, Malaysia. Shares held in registered and street name with broker.
(19)	The address for Liong Tai Tan is No.4, Jalan CJ 1/6 Kawasan Perusahaan 43200 Majlis Perbandaran Kajang Selangor, Malaysia. Shares held in registered and street name with broker.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

2023	$92,833

2022	$32,500

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2023	$5,201
2022	$2,301

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2023	$14,763
2022	$11,441

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2022	$4,508
2022	$3,000

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

Audit Committee’s Pre-Approval Process

Item 15. Exhibits, Financial Statement Schedules.

EXHIBIT INDEX

Exhibit Number	Description
1.1**	Form of Underwriting Agreement

3.1**	Articles of Incorporation of the Registrant, as currently in effect

3.2**	Bylaws of the Registrant, as currently in effect

3.3**	Certificate of Amendment filed with the Secretary of the State of Wyoming on June 7, 2017

3.4**	Certificate of Amendment filed with the Secretary of the State of Wyoming on March 29, 2023

3.5**	Certificate of Amendment filed with the Secretary of the State of Wyoming on June 5, 2023

4.1**	Registrant’s Specimen Certificate for Common Stock

4.2**	Form of Representative’s Warrant

10.1**	Share Exchange Agreement between BioNexus and Chemrex

10.2**	Employment Agreement with Yeat Min Fong

10.3**	Employment Agreement with Yee Meng Wong

10.4**	Employment Agreement with Sook Keng Yeoh

10.5**	Employment Agreement with Wei Li Leong

10.6**	Employment Agreement with Liong Tai Tan

10.7**	Director Offer Letter by and between the Registrant and Teng Fook Fong

10.8**	Director Offer Letter by and between the Registrant and Chai Ping Lin

10.9**	Director Offer Letter by and between the Registrant and Chak Hua Yew

10.10**	Director Offer Letter by and between the Registrant and Boon Teong Teoh

10.11**	Director Offer Letter by and between the Registrant and Chee Keong Yap

14.1**	Code of Business Conduct and Ethics

21.1+	List of Subsidiaries of the Registrant

31.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

99.2**	Audit Committee Charter

99.3**	Compensation Committee Charter

99.4**	Nomination Committee Charter

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Filed herewith.
**	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioNexus Gene Lab Corporation
/s/ Su-Leng Tan Lee	Dated: April 16, 2024
Su-Leng Tan Lee
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Su-Leng Tan Lee	Dated: April 16, 2024
Su-Leng Tan Lee
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Su-Leng Tan Lee	Dated: April 16, 2024
Su-Leng Tan Lee
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Chee Keong Yap	Dated: April 16, 2024
Chee Keong Yap
Director
/s/ Koon Wai Wong	Dated: April 16, 2024
Koon Wai Wong
Director

/s/ Muhammad Azrul bin Abdul Hamid	Dated: April 16, 2024
Muhammad Azrul bin Abdul Hamid
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Bionexus Gene Lab Corp.

Unit 02 Level 10, Tower B, Avenue 3,

Vertical Business Suite,

No. 8, Jalan Kerinchi, Bangsar South,

59200 Kuala Lumpur, Malaysia.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bionexus Gene Lab Corp. (the ‘Company’) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income/(loss), stockholders’ equity, and cash flows for the year ended of December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year ended of December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Current Expected Credit Losses (“CECL”)

The identification and measurement of credit impairment under ASC326 Financial Instruments - Credit Losses require management to exercise judgment in determining whether a financial asset is credit-impaired and, if so, to measure the loss allowance. We considered impairment of trade receivables as critical audit matter as the determination of the CECL involves significant judgement and this has a material impact on the consolidated financial statements of the Group.

Our audit procedures included, among others, the following:

(a)	Obtained an understanding of the management’s process in determining and calculating the expected credit loss;
(b)	Assessed significant assumptions, including recovery rates and impairment ratios and those relating to future economic events that are used to calculate the expected credit losses;
(c)	Tested the completeness and accuracy of data used in the ECL calculation including the customer's ageing reports;
(d)	Tested the mathematical accuracy of the ECL model;
(e)	Obtained an understanding of the latest development and the basis of measuring the impairment allowance for specific provisions and assessed management assumptions given the circumstances;
(f)	Assessed the adequacy of the relevant disclosures included in the consolidated financial statements.

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT (ID: 6723)
We have served as the Company’s auditor since 2020.

Kuala Lumpur, Malaysia
APRIL 16, 2024

BIONEXUS GENE LAB CORP. CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2023 AND 2022 (Currency expressed in United States Dollars (“US$”)) (Audited)
		As of
		December 31,	December 31,
ASSETS	Note	2023	2022

CURRENT ASSETS
Cash and bank balances		$2,623,965	$611,849
Fixed deposits placed with financial institutions		3,305,371	1,507,015

Trade receivables	3	799,674	2,868,364
Other receivables, deposits and prepayments		122,432	25,240
Tax recoverable	4	57,588	31,551
Inventories		1,137,770	977,807
Total current assets		8,046,800	6,021,826

NON-CURRENT ASSETS
Operating lease right of use assets	5	141,544	55,730
Property, plant and equipment, net	6	1,511,618	1,511,708
Other investments	7	1,699,831	1,150,898
Total non-current assets		3,352,993	2,718,336
TOTAL ASSETS		$11,399,793	$8,740,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	8	$1,402,180	$1,861,015
Other payables and accrued liabilities		180,912	103,370
Current portion of operating lease liabilities	5	34,632	16,569
Advance payment from customer		-	23,123
Amount owing to director		13,199	-
Total current liabilities		1,630,923	2,004,077

NON-CURRENT LIABILITIES
Non-current portion of operating lease liabilities	5	98,763	40,206
Deferred tax liabilities	4	12,255	30,866
Total non-current liabilities		111,018	71,072
TOTAL LIABILITIES		$1,741,941	$2,075,149

See accompanying notes to the consolidated financial statements.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (CONT’D)

BIONEXUS GENE LAB CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Audited)

		As of
		December 31,	December 31,
	Note	2023	2022
STOCKHOLDERS’ EQUITY
As at December 31, 2023, common stock, no par value; 300,000,000 shares authorized and 17,667,663 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding. As at December 31, 2022, common stock, no par value; 300,000,000 shares authorized and 14,476,513 shares outstanding, and preferred stock, no par value 30,000,000 shares authorized and no shares outstanding (on a post-reverse stock split basis)*.	10	$17,191,315	$10,929,574
Additional paid in capital		(5,011,891)	(5,011,891)
Accumulated surplus		(1,844,278)	1,156,392
Accumulated other comprehensive losses		(677,294)	(409,062)
TOTAL STOCKHOLDERS’ EQUITY		9,657,852	6,665,013

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$11,399,793	$8,740,162

* Issued and outstanding shares of common stock have been adjusted for the periods prior to July 20, 2023, to reflect the 12-for-1 reverse stock split effected on that date on a retroactive basis as described in Note 10.

See accompanying notes to the consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Audited)

	Year ended
	December 31,
	2023	2022

REVENUE	$9,770,806	$10,928,707

COST OF REVENUE	(8,441,308)	(9,669,678)

GROSS PROFIT	1,329,498	1,259,029

OTHER INCOME	486,036	179,283

OPERATING EXPENSES
General and administrative	(4,409,122)	(1,729,489)

LOSS FROM OPERATIONS	(2,593,588)	(291,177)

FINANCE COSTS	(13,929)	(12,479)

LOSS BEFORE TAX	(2,607,517)	(303,656)

Tax expense:
Deferred tax	17,359	(3,898)
Income tax	(38,885)	(48,412)
Total tax expense	(21,526)	(52,310)

NET LOSS	$(2,629,043)	$(355,966)

Other comprehensive income:
Foreign currency translation loss	(268,232)	(308,800)

COMPREHENSIVE LOSS	$(2,897,275)	$(664,766)

Earnings per share - Basic and diluted	(0.183)	(0.046)

Weighted average shares outstanding and per share amount have been adjusted for the periods shown to reflect the 12-for-1 reverse stock split effected on July 20, 2023, on a retroactive basis as described in Note 10.	15,875,455	14,409,733

See accompanying notes to the consolidated financial statements.

BIONEXUS GENE LAB CORP

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Audited)

	Common stock				Accumulated
			Additional		other
	Number of		paid in	Accumulated	comprehensive	Total
	shares	Amount	capital	surplus	loss	Equity
Balance as of January 1, 2022	14,268,180	$10,779,574	$(5,011,891)	$1,512,358	$(100,262)	$7,179,779

Issuance of shares	208,333	150,000	-	-	-	150,000

Net loss for the year	-	-	-	(355,966)	-	(355,966)

Foreign currency translation loss	-	-	-	-	(308,800)	(308,800)

Balance as of December 31, 2022	14,476,513	$10,929,574	$(5,011,891)	$1,156,392	$(409,062)	$6,665,013

Impacts arising from application of Topic 326	-	-	-	(371,627)	-	(371,627)

Balance as of January 1, 2022 (restated)	14,476,513	$10,929,574	$(5,011,891)	$784,765	$(409,062)	$6,293,386

Round up shares	1,044,351	1,046	-	-	-	1,046

Issuance of shares*	1,437,500	5,750,000	-	-	-	5,750,000

Issuance of shares#	709,299	510,695	-	-	-	510,695

Net loss for the year	-	-	-	(2,629,043)	-	(2,629,043)

Foreign currency translation loss	-	-	-	-	(268,232)	(268,232)

Balance as of December 31, 2023	17,667,663	$17,191,315	$(5,011,891)	$(1,844,278)	$(677,294)	$9,657,852

Share activity (number of shares or both number and amount of shares) has been adjusted for the periods shown to reflect the 12-for-1 reverse stock split effected on July 20, 2023, on a retroactive basis as described in Note 10.

* 1,437,500 shares of common stock were issued to underwriter.

# 834,299 shares of common stock were issued to professional parties, subsequently 125,000 shares of common stock were cancelled during the year.

See accompanying notes to the consolidated financial statements.

BIONEXUS GENE LAB CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022
(Currency expressed in United States Dollars (“US$”))
(Audited)
	Year Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,629,043)	$(355,966)

Adjustments to reconcile net profit to net cash (used in)/generated from operating activities:
Amortization of right of use asset	25,170	13,992
Allowances for expected credit losses	942,800	-
Bad debts	6,261	4,165
Depreciation of property, plant and equipment	83,253	91,427
Dividend income	(61,409)	(115,379)
Fair value gain on other investments	(313,859)	70,628
Loss on written off of other investments	-	1,776
Impairment on other investment	6,194	-
Interest	8,877	7,794
Property, plant and equipment written off	18	-
Share-base compensation	511,740	-
Stock written off	424	-
Operating loss before working capital changes	(1,419,574)	(281,563)

Changes in operating assets and liabilities:
Inventories	(160,387)	544,108
Trade and other receivables	650,810	538,646
Deferred cost of revenue	-	67,606
Trade and other payables	(381,293)	(119,695)
Advance payment from customer	(23,123)	(7,184)
Deferred revenue	-	(77,276)
Operating lease liabilities	76,620	(126,686)
Tax recoverable	(44,648)	13,866

Cash (used in)/generated from operating activities	(1,301,595)	551,822

Cash flows from investing activities:
Acquisition of other investment	(320,733)	(511,706)
Dividend income	61,409	115,379
Purchase of plant and equipment	(149,398)	(54,171)
Proceeds from disposal of other investments	26,146	-
Net cash used in investing activities	(382,576)	(450,498)

Cash flows from financing activities:
Interest	(8,877)	(7,794)
Repayment of finance lease	-	(34,038)
Repayments to directors	13,199	-
Shares subscriptions	5,750,000	150,000
Net cash generated from financing activities	5,754,322	108,168

Foreign currency translation adjustment	(259,679)	(214,547)
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,810,472	(5,055)
CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL YEAR	2,118,864	2,123,919

CASH AND CASH EQUIVALENTS, END OF FINANCIAL YEAR	$5,929,336	$2,118,864

BIONEXUS GENE LAB CORP. CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022 (Currency expressed in United States Dollars (“US$”))(CONT’D) (Audited)
CASH AND CASH EQUIVALENTS INFORMATION:
Fixed deposits placed with financial institutions	$3,305,371	$1,507,015
Cash and bank balances	2,623,965	611,849
Cash and cash equivalents, end of financial year	5,929,336	2,118,864

Supplementary cash flow information:
Interest paid	$(13,929)	$(12,479)
Income tax refunded	312	-
Income tax paid	(66,973)	(170,447)

See accompanying notes to the consolidated financial statements.

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Audited)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

BioNexus Gene Lab Corp. (the “Company”) was incorporated in the State of Wyoming on May 12, 2017. On August 23, 2017, the Company acquired all the outstanding capital stock of Bionexus Gene Lab Sdn. Bhd., a Malaysian corporation (“BioNexus Malaysia”) MRNA Scientific Malaysia was incorporated in Malaysia on April 7, 2015 which it then subsequently changed its name to MRNA Scientific Sdn. Bhd. (MRNA Scientific). on September 19, 2023.

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

The corporate structure as at December 31, 2023 is depicted below:

BioNexus Gene Lab Corp. a Wyoming company

100% owned		100% owned
MRNA Scientific Sdn. Bhd. (formerly “Bionexus Gene Lab Sdn. Bhd.”), a Malaysian company		Chemrex Corporation Sdn. Bhd., a Malaysian Company

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

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

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

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

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis to write off the cost over the following expected useful lives of the assets concerned. The principal annual rates used are as follows:

Principal
Categories	Annual Rates
Air conditioner	20%
Buildings	2%
Computer and software	33%
Equipment	20%
Furniture and fittings	10% to 20%
Lab Equipment	10%
Motor vehicle	10% to 20%
Office equipment	20%
Renovation	10% to 20%
Signboard	10%

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

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

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

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

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

Translation of amounts from RM (MYR) into US$1.00 has been made at the following exchange rates for the respective years:

	December 31,	December 31,
	2023	2022

Year-end US$1.00: MYR exchange rate	4.5900	4.3900

	January 1,	January 1,
	2023 to	2022 to
	December 31,	December 31,
	2023	2022

Yearly average US$1.00: MYR exchange rate	4.5658	4.3996

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

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

As of December 31, 2023, and December 31, 2022, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

☐	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

☐	Recently Adopted Accounting Standards

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. In November 2019, the FASB issued ASU 2019-10 highlighted the adoption timeline. For smaller reporting entities, Topic 326 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years, of which is effective for the Company on January 1, 2023.

Credit loss rate is determined by historical collection based on aging schedule, adjusted for current conditions using reasonable and supportable forecasts. Based on the aging categorization and the adjusted loss rate per category, an allowance for credit losses is calculated by multiplying the adjusted loss rate with the amortized cost in the respective age category.

From January 1, 2023, the Company apply expected credit losses (“ECL”) model to determine impairment on trade receivables that are measured at amortized cost. This resulted a modified-retrospective transition approach that would require a cumulative-effect adjustment to the opening retained earnings in the consolidated statement of financial position as of January 1, 2023.

The following table reconciles the closing loss allowance measured incurred loss model as at December 31, 2022 to the opening loss allowance measured in accordance with the Topic 326 ECL model at January 1, 2023.

Consolidated Statement of Financial Position	Reported as at December 31, 2022	Effect of adoption on ECL	Restated as at January 1, 2023
Trade receivables	$2,868,364	$(371,627)	$2,496,737
Retained earnings brought forward	1,156,392	(371,627)	784,765

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Audited)

NOTE 3 – TRADE RECEIVABLES

The Company has performed an analysis on all its trade receivables. As such, trade receivables are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful debts and expected credit losses is made when collection of the full amount is no longer probable. Bad debts are written off as identified for the quarter ended December 31, 2023. The Company’s trade receivables consist of receivable from customers which are unrelated to the Company. The account receivables are interest bearing at a rate of 6% per annum on Interlink Techno started in May 2021 till June 2023. From July 2023 onwards, Chemrex had increased the interest to 8.4%. Chemrex imposed 6% per annum interest on Mawintech Sdn Bhd since May 2021 till to date. The normal trade credit term is generally on 30 days to 90 days term.

	As of
	December 31,	December 31,
	2023	2022

Trade receivables	2,107,182	2,868,364
Allowances for expected credit losses	(1,314,427)	-
Foreign translation differences	(6,919)
	$799,674	$2,868,364

 Movement for trade receivables allowance for impairment accounts:

	2023	2022
At January 1	-	-
Impacts arising from application of Topic 326	371,627	-
At January 1, (restated)	371,627	-
Charge for the year	942,800	-
Foreign translation differences	(6,919)	-
At December 31	$1,307,508	$-

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

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

Malaysia

MRNA Scientific Malaysia and Chemrex are both subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 15% to 24% on its assessable income.

	As of
	December 31,	December 31,
	2023	2022
Tax Recoverable
Local	$-	$-
Foreign, representing Malaysia	(57,588)	(31,551)
Tax Recoverable	(57,588)	(31,551)

Income tax liabilities:
Local	-	-
Foreign, representing Malaysia	-	-
Income tax liabilities	-	-

Deferred tax liabilities:
Local	-	-
Foreign, representing Malaysia	12,255	30,866
Deferred tax liabilities	12,255	30,866
Total	$(45,333)	$(685)

BIONEXUS GENE LAB CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

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

As of December 31, 2023 and 2022 operating lease right of use assets as follows:
	As of	As of
	December 31,	December 31,
	2023	2022
Balance as of December 31, 2022	$55,730	$41,090
Add: Addition of right of use assets	113,279	32,281
Less: accumulated amortization	(25,038)	(15,534)
Foreign translation differences	(2,428)	(2,107)
Balance as of December 31, 2023	$141,544	$55,730

As of December 31, 2023 and 2022 operating lease liabilities as follows:

	As of	As of
	December 31,	December 31,
	2023	2022
Balance as of beginning of the year	$56,775	$42,909
Add: Addition of lease liabilities	113,279	30,770
Less: gross repayment	(39,798)	(19,618)
Add: imputed interest	5,613	4,913
Foreign translation differences	(2,474)	(2,199)
Balance as of end of the year	133,395	56,775
Less: lease liabilities current portion	(34,632)	(16,569)
Lease liabilities non-current portion	$98,763	$40,206

As of December 31, 2023 and 2022, the maturities of the operating lease obligation are as follows:
	As of	As of
	December 31,	December 31,
Years ending December 31:	2023	2022
2023	-	16,569
2024	34,632	17,048
2025	30,304	11,209
2026	32,353	11,949
2027	22,361	-
2028	13,745	-
Total	$133,395	$56,775

The amortization of the operating lease right of use asset for the year ended December 31, 2023 and 2022 were $25,170 and $13,992, respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Audited)

Other information:
	As of	As of
	December 31,	December 31,
Cash paid for amounts included in the measurement of lease liabilities:	2023	2022

Operating cash flow from operating leases	$76,620	$(126,686)
Right of use assets obtained in exchange for operating lease liabilities	141,544	55,730
Remaining lease term for operating leases (years)	4.5	4
Weighted average discount rate for operating leases	$6.53%	$6.40%

Lease expenses for the year ended December 31, 2023 and 2022 were $5,613 and $4,913 respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:
	As of
	December 31,	December 31,
	2023	2022

Air conditioner	$1,124	$1,124
Computer and software	3,923	2,516
Equipment	60,412	60,525
Furniture and fittings	100,118	87,122
Lab equipment	320,102	320,102
Land and buildings	1,506,969	1,506,969
Motor vehicle	161,148	137,914
Office equipment	33,914	38,213
Renovation	98,597	107,414
Signboard	806	704
Capital Work In Progress	109,509	-
	2,396,622	2,262,603
(Less): Accumulated depreciation	(659,115)	(616,913)
Add: Foreign translation differences	(225,889)	(133,982)
Property, plant and equipment, net	$1,511,618	$1,511,708

During the year ended December 31, 2023 and 2022, the Company recorded depreciation of $83,253 and $91,427, respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Audited)

NOTE 7 – OTHER INVESTMENTS

	As of	As of
	December 31,	December 31,
	2023	2022
As of beginning of the year	$1,150,898	$749,027
Addition during the year	320,733	511,706
Disposal during the year	(26,146)	-
Written off during the year	-	(1,776)
Fair value gain	313,859	(70,628)
Impairment on other investment	(6,194)	-
Foreign exchange translation	(53,319)	(37,431)
As of end of the year	$1,699,831	$1,150,898

The other investments consist of the following shares:
	As of
	December 31,	December 31,
Investment in quoted shares:	2023	2022

Malaysia	1,138,863	659,970
Singapore	79,577	101,426
Hong Kong	481,391	389,502
	$1,699,831	$1,150,898

NOTE 8 – TRADE PAYABLES

Trade payables are amounts billed to the Company by suppliers for goods and services in the ordinary course of business. All amounts have short-term repayment terms and vary by supplier.

NOTE 9 – CONCENTRATION OF RISKS

a) Major customers

There are no major customers who accounted for 10% or more of the Company’s revenue for the financial year ended December 31, 2023 and December 2022.

b) Major suppliers

For year ended December 31, 2023 and 2022, the suppliers who accounted for 10% or more of the Company’s cost of sales and their balances at year ended are presented as follows:

	2023	2022	2023	2022	2023	2022
	Purchase		Percentage of purchases		Accounts payable trade
Vendor A	$1,467,381	$1,425,867	17.38%	14.75%	$252,435	$389,697
Vendor B	$1,439,569	$1,424,476	17.05%	14.73%	$354,170	$509,031
Vendor C	$1,224,113	$1,171,511	14.50%	12.12%	$208,186	$366,764
	$4,131,063	$4,021,854	48.93%	41.60%	$814,791	$1,265,492

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Audited)

NOTE 10– STOCKHOLDERS’ EQUITY

As at December 31, 2023 and 2022, the Company issued and outstanding, common stock is 17,667,663 and 14,476,513 shares respectively.

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

NOTE 11 – SEGMENTED INFORMATION

At December 31, 2023, the Company (“BGLC”) operates in the biochemical industry segment through its two Malaysian subsidiaries, MRNA Scientific Malaysia (formerly known as Bionexus Gene Lab Sdn. Bhd.) and Chemrex.

BioNexus Gene Lab Corp. a Wyoming company

100% owned MRNA Scientific Sdn. Bhd. (formerly “Bionexus Gene Lab Sdn. Bhd.”), a Malaysian company		100% owned Chemrex Corporation Sdn. Bhd., a Malaysian company

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Audited)

For year ended December 31, 2023, segmented revenue and net loss (Currency expressed in United States Dollars (“US$”) are as follows:

	MRNA Scientific
	Malaysia	Chemrex	BGLC	Total
	Year ended December 31, 2023
REVENUE	$24,219	$9,746,587	$-	$9,770,806

COST OF REVENUE	(19,851)	(8,421,457)	-	(8,441,308)

GROSS PROFIT	4,368	1,325,130	-	1,329,498

OTHER INCOME	19,629	466,407	-	486,036

OPERATING EXPENSES
General and administrative	(245,747)	(2,019,001)	(2,144,374)	(4,409,122)

FINANCE COSTS	(5,052)	(8,877)	-	(13,929)

LOSS BEFORE TAX	(226,802)	(236,341)	(2,144,374)	(2,607,517)

Tax expense:
Deferred tax	12,269	5,090	-	17,359
Income tax	(2,613)	(36,272)	-	(38,885)
Total tax expense	9,656	(31,182)	-	(21,526)

NET LOSS	$(217,146)	$(267,523)	$(2,144,374)	$(2,629,043)

	MRNA Scientific
	Malaysia	Chemrex	BGLC	Total
	Year ended December 31, 2022
REVENUE	$95,816	$10,832,891	$-	$10,928,707

COST OF REVENUE	(51,465)	(9,618,213)	-	(9,669,678)

GROSS PROFIT	44,351	1,214,678	-	1,259,029

OTHER INCOME	8,830	170,453	-	179,283

OPERATING EXPENSES
General and administrative	(286,753)	(1,051,855)	(390,881)	(1,729,489)

FINANCE COSTS	(5,657)	(6,822)	-	(12,479)

(LOSS)/PROFIT BEFORE TAX	(239,229)	326,454	(390,881)	(303,656)

Tax expense:
Deferred tax	(1,428)	(2,470)	-	(3,898)
Income tax	-	(48,412)	-	(48,412)
Total tax expense	(1,428)	(50,882)	-	(52,310)

NET (LOSS)/PROFIT	$(240,657)	$275,572	$(390,881)	$(355,966)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Audited)

	As of December 31, 2023 and 2022
	Total Assets		Total Liabilities
	2023	2022	2023	2022

BGLC & MRNA Scientific	$4,723,449	$677,477	$260,119	$108,390
Chemrex	6,676,344	8,062,685	1,481,822	1,966,759
TOTAL	11,399,793	8,740,162	1,741,941	2,075,149

NOTE 12 - SIGNIFICANT EVENT

Removal of Directors and Officers and Appointment of New Directors

In lieu of an annual meeting of the stockholders of the Company, and pursuant to Section 17-16-704 of the Wyoming Business Corporation Act, stockholders making up approximately 50.1% of our outstanding voting securities (totaling 17,792,663 shares of common stock, no par value) as of the record date of November 2, 2023 (the “Voting Stockholders”), by written consent to action dated December 11, 2023 (“Written Consent”), (i) removed the following individuals from the Board of Directors (“Board” or “Board of Directors”): Yeat Min Fong, Chi Yuen Leong, Yee Meng Wong, Teng Fook Fong, Chee Keong Yap, Chak Hua Yew, Boon Teong Teoh, and Chai Ping Lin and (ii) appointed as members of the Board: Koon Wai Wong, Wei Foong Lim, and Muhammad Azrul bin Abdul Hamid (“New Directors”). The New Directors were appointed for a term until the next annual meeting of shareholders and thereafter until his successor shall have been elected and qualified. The New Directors began serving their term on December 11, 2023  and their terms expire at our annual meeting of stockholders to be held in 2024.

On December 11, 2023, the Board appointed (i) Mr. Chee Keong Yap as an independent director, and Mr. Su-Leng Tan Lee as director with each to serve until his successor is duly elected and qualified, or until the earlier of his death, resignation or removal, and (ii)  Mr. Muhammad Azrul bin Abdul Hamid and Mr. Koon Wai Wong to the Nomination and Corporate Governance Committee, with Mr. Muhammad Azrul bin Abdul Hamid serving as the Chairman of the Nomination and Corporate Governance Committee.

On January 22, 2024, the Board appointed (i) Mr. Chee Keong Yap, Mr. Koon Wai Wong, and Mr. Muhammad Azrul bin Abdul Hamid to the Audit Committee, with Mr. Chee Keong Yap serving as the Chairman of the Audit Committee and (ii) Mr. Chee Keong Yap, and Mr. Muhammad Azrul bin Abdul Hamid to the Compensation Committee, with Mr. Muhammad Azrul bin Abdul Hamid serving as the Chairman of the Compensation Committee.

Appointment of New Chief Executive Officer

On December 11, 2023, the Board appointed Mr. Su-Leng Tan Lee as the new Chief Executive Officer and Secretary, effective immediately.

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

NOTE 13 - CONTINGENT ASSETS

On January 12th, 2024 our subsidiary, MRNA Scientific issued a termination notice to one of our suppliers for failing to deliver hardware of merchantable quality, for a contract with the value of RM500,000 (Approx $109,000 USD). Through subsequent negotiations, MRNA Scientific has been offered a without prejudice settlement of RM350,000 (Approx $76,000 USD) via a letter from the suppliers’ legal counsel, dated March 21st, 2024. MRNA Scientific Management is currently reviewing the merits of this settlement offer and its legal options to resolve the issue expeditiously.

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2023 up through April 15, 2024 of these consolidated financial statements.

During the period, the Company did not have any material recognizable subsequent events. During the year, there was no subsequent event that required recognition or disclosure, except for those previously disclosed.

