Form 10-Q
period 2024-03-31
BioNexus Gene Lab Corp
filed 2024-05-15
CIK 1737523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 8, 2024, there were 17,667,663 shares of common stock, no par value per share, issued and outstanding.

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

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and elsewhere in this Quarterly Report on Form 10-Q.

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

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2024 AND DECEMBER 31, 2023

(Currency expressed in United States Dollars (“US$”))

		As of
		March 31,	December 31,
	Note	2024	2023
		(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and bank balances		2,489,215	2,623,965
Fixed deposits placed with financial institutions		3,342,966	3,305,371
Trade receivables	3	839,558	799,674
Other receivables, deposits and prepayments		106,304	122,432
Tax Recoverable	4	50,441	57,588
Inventories		1,076,953	1,137,770
Total current assets		7,905,437	8,046,800

NON-CURRENT ASSETS
Operating lease right of use assets	5	128,176	141,544
Property, plant and equipment, net	6	1,471,638	1,511,618
Other investments	7	1,656,232	1,699,831
Total non-current assets		3,256,046	3,352,993
TOTAL ASSETS		$11,161,483	$11,399,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	8	1,429,162	1,402,180
Other payables and accrued liabilities		214,735	180,912
Current portion of operating lease liabilities	5	32,508	34,632
Amount owing to directors		40,129	13,199
Total current liabilities		1,716,534	1,630,923

NON-CURRENT LIABILITIES
Non-current portion of operating lease liabilities	5	88,846	98,763
Deferred tax liabilities	4	11,916	12,255
Total non-current liabilities		100,762	111,018
TOTAL LIABILITIES		$1,817,296	$1,741,941

STOCKHOLDERS’ EQUITY
As at March 31, 2024, common stock, no par value; 300,000,000 shares authorized and 17,667,663 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding. As at December 31, 2023, common stock, no par value; 300,000,000 shares authorized and 17,667,663 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding (on a post-reverse stock split basis)*.	10	17,191,315	17,191,315
Additional paid in capital		(5,011,891)	(5,011,891)
Accumulated deficit		(1,948,035)	(1,844,278)
Other comprehensive losses		(887,202)	(677,294)
TOTAL STOCKHOLDERS’ EQUITY		9,344,187	9,657,852

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$11,161,483	$11,399,793

* Issued and outstanding shares of common stock have been adjusted for the periods prior to July 20, 2023, to reflect the 12-for-1 reverse stock split effected on that date on a retroactive basis as described in Note 10.

See accompanying notes to the consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended
	March 31,
	2024	2023

REVENUE	$2,381,851	$2,377,205

COST OF REVENUE	(2,016,820)	(2,008,308)

GROSS PROFIT	365,031	368,897

OTHER INCOME	201,847	117,344

OPERATING EXPENSES
General and administrative	(645,906)	(536,872)

LOSS FROM OPERATIONS	(79,028)	(50,631)

FINANCE COSTS	(4,661)	(2,445)

LOSS BEFORE TAX	(83,689)	(53,076)

Tax expense	(20,068)	(15,990)

NET LOSS	(103,757)	$(69,066)

Other comprehensive income:
Foreign currency translation loss	(209,908)	(39,039)

COMPREHENSIVE LOSS	$(313,665)	$(108,105)

Earnings per share - Basic and diluted	(0.018)	(0.007)
Weighted average shares outstanding and per share amount have been adjusted for the periods shown to reflect the 12-for-1 reverse stock split effected on July 20, 2023, on a retroactive basis as described in Note 10.	17,667,663	14,476,513

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AS OF MARCH 31, 2024 AND 2023

(Amount expressed in United States Dollars (“US$))

 (Unaudited)

	Common stock
	Number of shares	Amount	Additional paid in capital	Accumulated surplus	Accumulated other comprehensive loss	Total Equity
Balance as of December 31, 2022	14,476,513	$10,929,574	$(5,011,891)	$1,156,392	$(409,062)	$6,665,013
Impacts arising from application of Topic 326	-	-	-	(371,627)	-	(371,627)
Balance as of January 1, 2023, (restated)	14,476,513	10,929,574	(5,011,891)	784,765	(409,062)	6,293,386
Net loss for the period	-	-	-	(69,066)	-	(69,066)
Foreign currency translation loss	-	-	-	-	(39,039)	(39,039)
Balance as of March 31, 2023	14,476,513	$10,929,574	$(5,011,891)	$715,699	$(448,101)	$6,185,281

	Common stock
	Number of shares	Amount	Additional paid in capital	Accumulated loss	Accumulated other comprehensive loss	Total Equity
Balance as of December 31, 2023	17,667,663	$17,191,315	$(5,011,891)	$(1,844,278)	$(677,294)	$9,657,852
Net loss for the period	-	-	-	(103,757)	-	(103,757)
Foreign currency translation loss	-	-	-	-	(209,908)	(209,908)
Balance as of March 31, 2024	17,667,663	$17,191,315	$(5,011,891)	$(1,948,035)	$(887,202)	$9,344,187

Share activity (number of shares or both number and amount of shares) has been adjusted for the periods shown to reflect the 12-for-1 reverse stock split effected on July 20, 2023, on a retroactive basis as described in Note 10.

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(103,757)	$(69,066)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right of use asset	9,448	3,972
Allowances for expected credit losses	120,469	-
Recovered for expected credit losses	(31,752)	-
Depreciation of property, plant and equipment	20,138	20,897
Dividend income	(8,946)	(8,692)
Fair value gain on other investments	(40,488)	(37,399)
Gain on disposal of other investments	(6,181)	(4)
Interest	2,711	1,779
Operating loss before working capital changes	(38,358)	(88,513)

Changes in operating assets and liabilities:
Inventories	60,817	78,171
Trade and other receivables	(112,473)	335,512
Trade and other payables	55,227	(433,061)
Advance payment from customer	5,578	(7,801)
Operating lease liabilities	(12,041)	(4,366)
Tax recoverable	6,808	3,540
Net cash used in operating activities	(34,442)	(116,518)

Cash flows from investing activities:
Acquisition of other investment	(174,247)	(13,646)
Dividend income	8,946	8,692
Purchase of plant and equipment	(21,945)	(102)
Proceeds from disposal of other investments	211,344	-
Net cash generated from/(used in) investing activities	24,098	(5,056)

Cash flows from financing activities:
Interest	(2,711)	(1,779)
Advances from Directors	26,930	-
Net cash generated from/(used in) financing activities	24,219	(1,779)

Foreign currency translation adjustment	(111,030)	(22,299)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(97,155)	(145,652)
CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL PERIOD/YEAR	5,929,336	2,118,864

CASH AND CASH EQUIVALENTS, END OF FINANCIAL PERIOD/YEAR	$5,832,181	$1,973,212

CASH AND CASH EQUIVALENTS INFORMATION:
Fixed deposits placed with financial institutions	$3,342,966	$1,566,425
Cash at bank	2,489,215	406,787
Cash and cash equivalents, end of financial period/year	5,832,181	1,973,212

Supplementary cash flow information:
Interest paid	$(4,661)	$(2,445)
Income tax paid	(14,517)	(12,438)

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

BioNexus Gene Lab Corp. (the “Company”) was incorporated in the State of Wyoming on May 12, 2017. On August 23, 2017, the Company acquired all the outstanding capital stock of Bionexus Gene Lab Sdn. Bhd., a Malaysian corporation (“BioNexus Malaysia”). BioNexus Malaysia was incorporated in Malaysia on April 7, 2015 and subsequently changed its name to MRNA Scientific Sdn. Bhd. (“MRNA Scientific”) on September 19, 2023.

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

The corporate structure as at March 31, 2024 is depicted below:

BioNexus Gene Lab Corp.
a Wyoming company

100% owned		100% owned
MRNA Scientific Sdn. Bhd. (formerly “Bionexus Gene Lab Sdn. Bhd.”),		Chemrex Corporation Sdn. Bhd.,
a Malaysian company		a Malaysian Company

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

•	Basis of presentation

The accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2024 and 2023 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The Condensed Consolidated Balance Sheet information as of December 31, 2023 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024. These financial statements should be read in conjunction with that report.

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

Trade receivables primarily consist of invoiced amounts from Chemrex’s revenue. Chemrex applies interest charges to outstanding balances for certain receivables that exceed certain periods

Expected credit losses

The Company estimates and records a provision for its expected credit losses related to its financial instruments, including its trade receivables. Management considers historical collection rates, the current financial status of the Company’s customers, macroeconomic factors, and other industry-specific factors when evaluating current expected credit losses. Forward-looking information is also considered in the evaluation of current expected credit losses.

To determine the provision for credit losses for accounts receivable, the Company has disaggregated its accounts receivable by  business component, as management determined that risk profile of the Company’s customers is consistent based on the type and industry in which they operate. Each business component is analyzed for estimated credit losses individually. In doing so, the Company establishes a historical loss matrix, based on the previous collections of accounts receivable by the age of such receivables. Further, the Company considers macroeconomic factors and the status of the industry the business component is in to estimate if there are current expected credit losses within its trade receivables based on the trends of the Company’s expectation of the future status of such economic and industry-specific factors. Also, specific allowance amounts are established based on review of outstanding invoices to record the appropriate provision for customers that have a higher probability of default.

•	Inventories

Inventories consisting of products available for sell are stated at the lower of cost or net realizable value. Cost of inventory is determined using the first-in, first-out (FIFO) method. Inventory reserve is recorded to write down the cost of inventory to the estimated net realizable value due to slow-moving merchandise and damaged goods, which is dependent upon factors such as historical and forecasted consumer demand, and promotional environment. The Company takes ownership, risks, and rewards of the products purchased. Write downs are recorded in cost of revenues in the Statement of Operations and Comprehensive Income.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

•	Leases

Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest (“discount rate”) in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is based on reference of a borrowing rate from the country where the operating subsidiary is located. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

•	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on a straight-line basis to write off the cost over the following expected useful lives of the assets concerned.

The principal annual rates used are as follows:

Principal
Categories	Annual Rates
Air conditioner	20%
Buildings	2%
Computer and software	33%
Equipment	20%
Furniture and fittings	10% to 20%
Lab Equipment	10%
Motor vehicle	10% to 20%
Office equipment	20%
Renovation	10% to 20%
Signboard	10%
Solar PV System	20%

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

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

Translation of amounts from MYR into US$1.00 has been made at the following exchange rates for the respective period and year:

	March 31,	December 31,
	2024	2023
Period ended March 31, 2024 /Year-ended December 31, 2023 US$1: MYR exchange rate	4.7205	4.5900

	January 1, 2024 to March 31, 2024	January 1, 2023 to March 31, 2023
3 months average US$1: MYR exchange rate	4.7240	4.3968

•	Related parties

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

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

As of March 31, 2024, and December 31, 2023, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

☐	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 3 - TRADE RECEIVABLES

The Company recognized its trade receivables at their original invoice amounts minus an allowance for expected credit losses using a provisional matrix. Any bad debts are written off as identified,

Trade receivables primarily consist of amounts owed by unrelated customers, with credit terms typically ranging from 30 to 120 days.

In certain instances, the Company applies interest charges to overdue balance on specific trade receivables. Interlink Techno Sdn. Bhd., a customer of Chemrex has been subject to interest at a rate of 6% per annum from May 2021 to June 2023, subsequently increasing to 8.4% from July 2023 onwards. Similarly, Mawintech Sdn Bhd, another customer of Chemrex has been subject to a 6% per annum interest rate since May 2021.

Throughout the financial year, no other interest charges were applied to the trade receivables.

	As of
	March 31,	December 31,
	2024	2023

Trade receivables	2,180,459	2,107,182
Allowances for expected credit losses	(1,359,126)	(1,314,427)
Foreign translation differences	18,225	(6,919)
	$839,558	$799,674

Movement for trade receivables allowance for impairment accounts:

	As of
	March 31,	December 31,
	2024	2023
At January 1, 2024 and January 1, 2023	1,314,427	-
Impacts arising from application of Topic 326	-	371,627
At January 1, 2024 and January 1, 2023, (restated)	1,314,427	371,627
Charge for the period/year
Allowances for expected credit losses	120,469	942,800
Recovered for expected credit losses	(31,752)	-
Foreign translation differences	(44,018)	-
	$1,359,126	$1,314,427

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

	As of
	March 31,	December 31,
	2024	2023
Tax Recoverable
Local	$-	$-
Foreign, representing Malaysia	(50,441)	(57,588)
Tax Recoverable	(50,441)	(57,588)

Income tax liabilities:
Local	$-	$-
Foreign, representing Malaysia	-	-
Income tax payables	-	-

Deferred tax liabilities:
Local	$-	$-
Foreign, representing Malaysia	11,916	12,255
Deferred tax liabilities	11,916	12,255
Total	(38,525)	(45,333)

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 5 – OPERATING LEASE RIGHT OF USE ASSET AND LEASE LIABILITIES

The Company has operating lease arrangements for office space, lab, and motor vehicles in Malaysia with a term between two and five years. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.

The present value of the lease payments are discounted with rates ranging from 6.40% to 6.65% per annum. These rates are reference from base rate of Malayan Banking Berhad, the largest bank in Malaysia.

The lease payments of operating lease are classified within operating activities in the statement of cash flows.

Operating lease right of use assets as follows:	As of
	March 31,	December 31,
	2024	2023
Balance as of beginning of the period/year	$141,544	$55,730
Add: Addition of lease liabilities	-	113,279
Less: Amortization	(9,448)	(25,038)
Foreign translation differences	(3,920)	(2,427)
Balance as of end of the period/year	$128,176	$141,544

Operating lease liabilities as follows:
	March 31,	December 31,
	2024	2023
Balance as of beginning of the period/year	$133,395	$56,775
Add: Addition of lease liabilities	-	113,279
Less: gross repayment	(10,377)	(39,798)
Add: imputed interest	2,030	5,613
Foreign translation differences	(3,694)	(2,474)
Balance as of end of the year	121,354	133,395
Less: lease liability current portion	(32,508)	(34,632)
Lease liability non-current portion	$88,846	$98,763

The amortization of the right of use asset for the three months’ period ended March 31, 2024 and three months’ period ended March 31, 2023 were $9,448 and $3,972 respectively.

Other information:	As of
	March 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$(12,041)	$76,620
Right of use assets obtained in exchange for operating lease liabilities	128,176	141,544
Remaining lease term for operating lease (years)	4.25	4.5
Weighted average discount rate for operating lease	$6.53%	$6.53%

Lease expenses for the three months’ period ended March 31, 2024 and three months’ period ended March 31, 2023 were $2,030 and $855, respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of
	March 31,	December 31,
	2024	2023
Air conditioner	$1,124	$1,124
Computer and software	5,502	3,923
Equipment	62,423	60,412
Furniture and fittings	100,118	100,118
Lab equipment	320,102	320,102
Land and buildings	1,506,969	1,506,969
Motor vehicle	161,148	161,148
Office equipment	35,335	33,914
Renovation	98,597	98,597
Signboard	806	806
Solar PV System	16,935	-
Capital Work In Progress	109,509	109,509
	2,418,568	2,396,622
(Less): Accumulated depreciation	(679,253)	(659,115)
Add: Foreign translation differences	(267,677)	(225,889)
Property, plant and equipment, net	$1,471,638	$1,511,618

Depreciation expense for the three months’ period ended March 31, 2024 and 2023 were $20,138 and $20,897 respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 7 - OTHER INVESTMENTS

	As of
	March 31,	December 31,
	2024	2023
As of beginning of the period/year	$1,699,831	$1,150,898
Addition during the year	174,247	320,733
Disposal during the year	(211,344)	(26,146)
Fair value gain	40,488	313,859
Impairment on other investment	-	(6,194)
Foreign exchange translation	(46,990)	(53,319)
As of end of the period/year	$1,656,232	$1,699,831

The other investments consist of the following shares:
	As of
	March 31,	December 31,
	2024	2023
Investment in quoted shares:
Malaysia	1,000,324	1,138,863
Singapore	152,635	79,577
Hong Kong	503,273	481,391
	$1,656,232	$1,699,831

NOTE 8 - TRADE PAYABLES

Trade payables are amounts billed to the Company by suppliers for goods and services in the ordinary course of business. All amounts have short-term repayment terms and vary by supplier.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 9 - CONCENTRATION OF RISKS

a) Major customers

During the three months and three months ended March 31, 2024 and 2023, the Company did not have any material recognizable major customers accounted for 10% or more of the Company’s revenue.

b) Major suppliers

For three months ended March 31, 2024 and 2023, the suppliers who accounted for 10% or more of the Company’s cost of sales and their balances at year ended are presented as follows:

	2024	2023	2024	2023	2024	2023
	Purchase		Percentage of purchases		Accounts payable trade
Vendor A	$392,225	$194,453	19.45%	9.68%	$438,579	$252,727
Vendor B	$346,329	$410,208	17.17%	20.43%	$318,622	$408,334
Vendor C	$315,041	$314,739	15.62%	15.67%	$215,517	$313,300
	$1,053,595	$919,400	52.24%	45.78%	$972,718	$974,361

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

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 11 – SEGMENTED INFORMATION

At March 31, 2024, the Company (“BGLC”) operates in the biochemical industry segment through its two Malaysian subsidiaries, MRNA Scientific Malaysia (formerly known as Bionexus Gene Lab Sdn. Bhd.) and Chemrex.

BioNexus Gene Lab Corp.
a Wyoming company

100% owned		100% owned
MRNA Scientific Sdn. Bhd. (formerly “Bionexus Gene Lab Sdn. Bhd.”),		Chemrex Corporation Sdn. Bhd.,
a Malaysian company		a Malaysian Company

At March 31, 2024, the Company (“BGLC”) operates in the biochemical industry segment through its two Malaysian subsidiaries, MRNA Scientific Malaysia and Chemrex.

For the three months ended March 31, 2024, segmented (unaudited) revenue and net (loss)/profit (Currency expressed in United States Dollars (“US$”) are as follows:

	MRNA Scientific Malaysia	Chemrex	BGLC	Total
	Three months ended March 31, 2024

REVENUE	$3,165	$2,378,686	$-	$2,381,851

COST OF REVENUE	(2,252)	(2,014,568)	-	(2,016,820)

GROSS PROFIT	913	364,118	-	365,031

OTHER INCOME	38,694	163,153	-	201,847

OPERATING EXPENSES
General and administrative	(80,855)	(415,629)	(149,422)	(645,906)

(LOSS)/PROFIT FROM OPERATIONS	(41,248)	111,642	(149,422)	(79,028)

FINANCE COSTS	(1,950)	(2,687)	(24)	(4,661)

(LOSS)/PROFIT BEFORE TAX	(43,198)	108,955	(149,446)	(83,689)

Tax expense	-	(20,068)	-	(20,068)

NET (LOSS)/PROFIT	$(43,198))	$88,887	$(149,446)	$(103,757)

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	As of March 31, 2024 and December 31, 2023
	Total Assets		Total Liabilities
	2024	2023	2024	2023

BGLC & MRNA Scientific	$4,535,139	$4,723,449	$330,827	$260,119
Chemrex	6,626,344	6,676,344	1,486,469	1,481,822
TOTAL	11,161,483	11,399,793	1,817,296	1,741,941

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2024 up through  May 8, 2024 of these consolidated financial statements.

Strategic Investment into Ascension Innovation Sdn Bhd. by our subsidiary, MRNA Scientific Sdn. Bhd.

Pursuant to a Form 8-K filed on April 18, 2024, the Company announced a strategic investment in Ascension Innovation Sdn Bhd (AISB), a privately held Malaysian company. Please refer to that filing for more information on the investment.

NOTE 13 - CONTINGENT ASSETS

On January 12, 2024 our subsidiary, MRNA Scientific issued a termination notice to one of our suppliers for failing to deliver hardware of merchantable quality, for a contract with the value of RM500,000 (approximately $109,000 USD). Through subsequent negotiations, MRNA Scientific has been offered a without prejudice settlement of RM350,000 (approximately $76,000 USD) via a letter from the suppliers’ legal counsel, dated March 21, 2024. MRNA Scientific Management is currently reviewing the merits of this settlement offer and its legal options to resolve the issue expeditiously.

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

The results of operations for Chemrex were adversely impacted during fiscal year 2023 and the slow recovery into 2024 as the businesses of Chemrex customers especially manufacturers continue to suffer from the lingering impact of  Covid. Many customers across Malaysia saw their supply chains interrupted, demand for their products and services decline and experienced  shortages in supplies and inputs.

Recent Developments.

(a) Public Offering and Nasdaq Listing

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

The Revised Reverse Stock Split was approved and authorized by a majority of the Company’s stockholder in lieu of a shareholder vote on May 8, 2023 and by the Board of Directors of the Company on May 8, 2023.

On July 19, 2023, the Financial Industry Regulatory Authority announced the Revised Reverse Stock Split in conjunction with the aforementioned Nasdaq listing.

An total of 1,044,351 round-up shares issued after reversal of stock split exercised. Please refer Note 10.

(c) Strategic Investment into Ascension Innovation Sdn Bhd. by our subsidiary, MRNA Scientific Sdn. Bhd.

Pursuant to a Form 8-K filed on April 18, 2024, the Company announced a strategic investment in Ascension Innovation Sdn Bhd (AISB), a privately held Malaysian company. Please refer to that filing for more information on the investment.

(d) Notification of granting of an additional 180 days to regain compliance with Rule 5550(a)(2) by Nasdaq Staff

On November 6, 2023, the Company reported that it received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) regarding the Company’s failure to comply with Nasdaq Continued Listing Rule (“Rule”) 5550(a)(2), which requires listed securities to maintain a minimum bid price of $1.00 per share. A failure to comply with Rule 5550(a)(2) exists when listed securities fail to maintain a closing bid price of at least $1.00 per share for 30 consecutive business days.

Under Rule 5810(c)(3)(A), the Company automatically was provided a period of 180 calendar days, until May 6, 2024, to regain compliance.

The Company then applied to NASDAQ to receive an additional 180 calendar days to regain compliance. On May 8, 2024, the Company received notification from NASDAQ that the compliance period has been extended to November 4, 2024. If at any time during this 180-day period the closing bid price of the Company’s securities is at least $1.00 for a minimum of ten consecutive business days, the Company’s compliance will be regained.

Translation of amounts from MYR into US$1.00 has been made at the following exchange rates for the respective period and year:

	March 31,	December 31,
	2024	2023
Period ended March 31, 2024 /Year-ended December 31, 2023 US$1: MYR exchange rate	4.7205	4.5900

	January 1, 2024 to March 31, 2024	January 1, 2023 to March 31, 2023
3 months average US$1: MYR exchange rate	4.7240	4.3968

Results of Operations

Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023.

The following table sets forth key selected financial data for the three months ended March 31, 2024 and 2023.

Consolidated

	Three months ended
	March 31,
	2024	2023
REVENUE	$2,381,851	$2,377,205

COST OF REVENUE	(2,016,820)	(2,008,308)

GROSS PROFIT	365,031	368,897

OTHER INCOME	201,847	117,344

OPERATING EXPENSES
General and administrative	(645,906)	(536,872)

LOSS FROM OPERATIONS	(79,028)	(50,631)

FINANCE COSTS	(4,661)	(2,445)

LOSS BEFORE TAX	(83,689)	(53,076)

Tax expense	(20,068)	(15,990)

NET LOSS	$(103,757)	$(69,066)
Other comprehensive income:
Foreign currency loss	(209,908)	(39,039)

COMPREHENSIVE LOSS	$(313,665)	$(108,105)

Segmented Information

	MRNA Scientific Malaysia	Chemrex	MRNA Scientific Malaysia	Chemrex
	Three months ended March 31, 2024		Three months ended March 31, 2023
REVENUE	$3,165	$2,378,686	$7,436	$2,369,769

COST OF REVENUE	(2,252)	(2,014,568)	(5,347)	(2,002,961)

GROSS PROFIT	913	364,118	2,089	366,808

OTHER INCOME	38,694	163,153	1,126	116,218

OPERATING EXPENSES
General and administrative	(80,855)	(415,629)	(46,255)	(383,177)

(LOSS)/PROFIT FROM OPERATIONS	(41,248)	111,642	(43,040)	99,849

FINANCE COSTS	(1,950)	(2,687)	(666)	(1,779)

(LOSS)/PROFIT BEFORE TAX	(43,198)	108,955	(43,706)	98,070

Tax expense	-	(20,068)	-	(15,990)

NET (LOSS)/PROFIT	$(43,198)	$88,887	$(43,706)	$82,080

Revenue. For the quarter ended March 31, 2024, we had total revenue of $2,381,851 as compared to total revenue of $2,377,205 for the quarter ended March 31, 2023, increased by 0.2% from the prior quarter due to slight increase in purchases mainly from Chemrex customers.

Chemrex contributed $2,378,686 (99.9%) of the total revenue for the current quarter ended March 31, 2024 as compared to $2,369,769 (99.7%) of the total revenue for the quarter ended March 31, 2023. Chemrex’s revenues had the increase of 0.38% from prior quarter. The revenue increased in first quarter of 2023 was due to increase in purchases from its customers.

MRNA Scientific-Malaysia contributed $3,165 (0.1%) of the total revenue for the quarter ended March 31, 2024 as compared to revenue of $7,436 (0.3%) of the total revenue from the quarter ended March 31, 2023. Revenues had decreased by 57.4% due to RNA machine breakdowns which occurred during the current period.

Cost of Revenue. For the quarter ended March 31, 2024, we incurred $2,016,820 in cost of revenues, as compared to $2,008,308 for the quarter ended March 31, 2023, a slight increase of 0.4% was due to reason as stated below.

Chemrex had incurred $2,014,568 (99.9%) of the total cost of revenue during the current quarter period ended March 31, 2024 as compared to the quarter ended March 31, 2023 wherein Chemrex had incurred $2,002,961 (99.7%) of the total cost of revenue. The slightly increase in Chemrex’s cost of revenues of 0.58% for the current period was due to its increased revenues for the current period.

MRNA Scientific-Malaysia had incurred $2,252 (0.1%) of the total cost of revenues during the current quarter period ended March 31, 2024 as compared to $5,347 (0.3%) for the quarterly period ended March 31, 2023. Cost of revenue had decreased by 57.9% from prior quarter due to decreased revenues for the current period.

Gross Profit. For the quarterly period ended March 31, 2024, we had total gross profit of $365,031 as compared to gross profit of $368,897 for the quarterly period ended March 31, 2023, a decrease by approximately 1% from the prior period.

Chemrex contributed $364,118 (99.7%) of the total gross profit for the current quarter ended March 31, 2024 as compared to $366,808 (99.4%) of the total gross profit for the quarter ended March 31, 2023. Chemrex’s gross profit decreased slightly by $2,690 from the prior quarter, an approximately 0.73% decrease. The gross profit decrease for Chemrex in current quarter compared to the last quarter, was due to selling new stock purchased at higher prices, compared to previously selling old stock at lower prices.

MRNA Scientific-Malaysia contributed $913 (0.3%) of the total gross profit of $365,031 for the current quarter ended March 31, 2024 as compared to gross profit of $2,089 (0.6%) of the total gross profit from the quarter ended March 31, 2023. The decrease by approximately 56.3% from the prior period due to its decreased revenues for the current period.

Other Income. For the quarterly period ended March 31, 2024, we had of $201,847 as compared to of $117,344 for the quarterly period ended March 31, 2023, an increase of approximately 72%.

Chemrex contributed $163,153 (80.8%) of other income for the current quarter ended March 31, 2024 as compared to $116,218 (99%) of the other income for the quarter ended March 31, 2023. Chemrex’s other income increased by 40.39% due to dividends received from investments, gain on fair value of investment, recovery of expected credit losses and gains on foreign exchange rates.

MRNA Scientific-Malaysia contributed $38,694 (19.2%) of other income for the current quarter ended March 31, 2024 as compared to $1,126 (1%) of the other income for the quarter ended March 31, 2023. The increase of 3336.4% due to increase funds in the fixed deposits earning interest and unrealized gain on foreign exchange rates from foreign currency accounts in Malaysia..

Operating Expenses. For the quarter ended March 31, 2024, we had total operating expense of $645,906 as compared to total operating expenses of $536,872 for the quarter ended March 31, 2023, the increase by approximately 20.3%. It was due to general and administrative expenses which includes depreciation of fixed assets, employee compensation, professional fees and provision for losses on accounts receivable.

Chemrex had incurred $415,629 (64.3%) of the total operating expenses for the current quarter ended March 31, 2024 as compared to $383,177 (71.4%) of the total operating expenses for the quarter ended March 31, 2023, an increase of 8.47.%. The increase in operating expenses was due to provision for losses on accounts receivable and loss on fair value of share investment.

MRNA Scientific-Malaysia had incurred $ 80,855 (12.5%) of the total operating expenses for the current quarter ended March 31, 2024 as compared to $46,255 (8.6%) of the total operating expenses for the quarter ended March 31, 2023, an increase of 74.8%. The increase in operating costs of the current quarter was due to the hire of new staff for marketing & business development, director fees, increase of motor vehicle and business travel expenses.

BGLC, the holding company had incurred $149,422 (23.1%) of total operating expenses for the current quarter ended March 31, 2024 as compared to $107,440 (20%) of the total operating expenses for the quarter ended March 31, 2023. The increase approximately 39.07% in operating costs for the quarter ended March 31, 2024 was due to increase of legal fees, audit fees, directors fees and payement of the  Nasdaq annual fee and directors bonuses.

Loss from Operations. We had a loss from operations of $79,028 for the quarter ended March 31, 2024 as compared to a loss of $50,631 for the quarter ended March 31, 2023, an increase of losses by approximately 56.1% from the prior period, for the reasons discussed above.

Income tax expense. For the quarter ended March 31, 2024, we had a tax expense of $20,068 as compared to tax expenses of $15,990 for the quarter ended March 31, 2023 for Chemrex. There was no tax provision for MRNA Scientific-Malaysia for the quarters ended March 31, 2024 and 2023.

Foreign currency exchange loss. We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the US Dollar. Therefore, any change in the relevant exchange rate would require us to recognize a transaction gain or loss on revaluation. For the three-month period ended March 31, 2024, we experienced a foreign currency loss of $209,908 as compared with a foreign currency loss of $39,039 for the three-month period ended March 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2024, we had working capital of $6,188,903 compared with working capital of $6,415,877 as of December 31, 2023. The decrease in working capital as of March 31, 2024 from December 31, 2023 was due principally to losses incurred during the quarter ended March 31, 2024.

Our primary uses of cash had been for operations. The main sources of cash were generated from operational revenues, the private placement of our common stock, and the proceeds of our public offering. The following trends could result in a material decrease in our liquidity over the near to long term:

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

The following is a summary of the Company’s cash flows (used in) / generated from operating, investing, and financing activities for the three months ended March 31, 2024 and 2023:

	Three months ended
	March 31,
	2024	2023
Net cash used in Operating Activities	$(34,442)	$(116,518)
Net cash generated from/ (used in) investing activities	24,098	(5,056)
Net cash generated from/ (used in) financing activities	24,219	(1,779)
Foreign currency translation adjustment	(111,030)	(22,299)
Net Change in Cash and Cash Equivalents	$(97,155)	$(145,652)

Operating Activities

During the three months ended March 31, 2024, the Company incurred a net loss of $103,757 which, after adjusting for amortization, depreciation, dividend income, fair value loss on share investment, allowances for expected credit losses, recovery for expected credit losses, gain on disposal on share investment, an increase in inventories and advance payment from customer, a decrease in trade receivables and a substantial reduction in trade payables, operating lease liabilities,  resulted in net cash of $34,442 being used in operating activities during the three months ended March 31, 2024. By comparison, during the three months ended March 31, 2023, the Company had a net loss of $69,066 which, after adjusting for amortization, depreciation, dividend income, fair value gain on share investment, a decrease in inventories, trade receivables and a substantial reduction in trade payables, operating lease liabilities, advance payment from customer, resulted in net cash of $116,518 being used in activities during the quarter ended 2023.

Investing Activities

During the three months ended March 31, 2024, the Company had net cash of $24,098 generated from investment activities from acquisition of share investment of $174,247, purchase of plant & equipment of $21,945, proceeds from disposal of share investments of $211,344 and receiving dividend income of $8,946. By comparison during the three months ended March 31, 2023, the Company had net cash from acquisition of share investment of $13,646, purchase of plant and equipment of $102 and receiving dividend income of $8,692, resulting in net cash used in investing activities of $5,056.

Financing Activities

During the three-month ended March 31, 2024, the Company had net cash of $24,219 generated from financing activities for advances from directors of $26,930 and used for interest of $2,711. By comparison during the three months ended March 31, 2023, we had net cash of $1,779 used in financing activities for interest.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of March 31, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management had assessed the effectiveness of our internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting had improved. A material weakness could create reasonable possibility that a material misstatement in annual or interim financial statements. The management considers its internal control over financial reporting required further improvement.

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

Changes in Internal Controls over Financial Reporting

During the period ended March 31, 2024, there had been no change in internal control over financial reporting that had materially affected or was reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

There were issuances of an aggregate total of 1,044,351 shares from July 20,2023 to August 4, 2023 as part of the round-up exercise to the reverse stock split, as detailed in the Schedule 14C filing related to the reverse stock split with the record date May 8, 2023.

Item 6. Exhibits.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of the Company’s Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+**

32.2	Certification of the Company’s Principal Accounting Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

__________

+	In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 were furnished and not filed.
**	Previously filed or furnished as an exhibit to BioNexus Gene Lab Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.
*	Furnished with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIONEXUS GENE LAB CORPORATION

/s/ Su-Leng Tan Lee
Su-Leng Tan Lee
Chief Executive Officer (Principal Executive Officer)
/s/ Su-Leng Tan Lee
Su-Leng Tan Lee
Acting Chief Financial Officer (Principal Financial and Accounting Officer)

May 15, 2024

