Form 10-K/A
period 2022-12-31
BioNexus Gene Lab Corp
filed 2024-05-31
CIK 1737523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Amendment No.1

FORM 10-K/A

(Mark One)

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-41750

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

As of the December 31, 2022, there were 173,718,152 shares of common stock, no par value, outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of BIONEXUS GENE LAB CORP. (the “Company”) for the fiscal year ended December 31, 2022 (the “Original Filing”). This Amendment is being filed solely to amend and restate in its entirety Part II., Item 9A. Controls and Procedures of the Prior Filing.

This filing is in response to a Comment Letter from the Staff of the Securities and Exchange Commission.

Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in the Original Filing or reflect any events that have occurred after the Original Filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. No changes have been made to the financial statements of the Company as contained in the Original Filing. Accordingly, this Amendment should be read together with the Original Filing and the Company’s other filings with the SEC.

2

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

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures. The Company’s disclosure controls and procedures were not effective due to the fact that the Part II., Item 9A Controls and Procedures in the Original Filing were inaccurate.

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

3

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) as set forth in its Internal Control - Integrated Framework. This assessment concluded that the internal control over financial reporting were effective.

The Original Filing, however, stated that management concluded there was a material weakness in our internal control over financial reporting based up the following;

-	We were unable to maintain segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director.

-

Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures.

We made a mistake and the above basis for identifying a material weakness was inaccurate. In fact, at the time of the Original Filing, the Company did not have a sole officer and director, rather it had five officers and four directors. In addition, the Company had established an audit committee comprised of three independent directors.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2022, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 6. Exhibits.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIONEXUS GENE LAB CORPORATION

/s/ Su-Leng Tan Lee
Su-Leng Tan Lee
Chief Executive Officer (Principal Executive Officer)
/s/ Su-Leng Tan Lee
Su-Leng Tan Lee
Acting Chief Financial Officer (Acting Principal Financial and Accounting Officer)

 May 31, 2024

5