Form 10-Q/A
period 2023-03-31
BioNexus Gene Lab Corp
filed 2024-05-31
CIK 1737523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Amendment No. 1

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

As of May 12, 2023, there were 173,718,152 shares of common stock, no par value per share, issued and outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of BioNexus Gene Lab Corp. (the “Company”) for the fiscal quarter ended March 31, 2023 (the “Original Filings”). This Amendment is being filed solely to amend and restate in its entirety Part 1., Item 4 Controls and Procedures of the Original Filings.

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

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures. The Company’s disclosure controls and procedures were not effective due to the fact in Part I., Item 4 Controls and Procedures in the Original Filing, the Company stated that the controls and procedures were “capable,” which terminology is not in compliance with Item 307 of Regulation S-K.

Changes in Internal Controls over Financial Reporting

During the period ended March 31, 2023, there had been no change in internal control over financial reporting that had materially affected or was reasonably likely to materially affect our internal control over financial reporting.

2

Item 6. Exhibits.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

3

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

4