Form 10-Q/A
period 2023-06-30
BioNexus Gene Lab Corp
filed 2024-05-31
CIK 1737523

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of BioNexus Gene Lab Corp. (the “Company”) for the fiscal quarter ended June 30, 2023 (the “Original Filing”). This Amendment is being filed solely to amend and restate in its entirety Part 1., Item 4 Controls and Procedures of the Original Filing.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of June 30, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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