Form 10-Q/A
period 2023-09-30
BioNexus Gene Lab Corp
filed 2024-05-31
CIK 1737523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Amendment No. 2

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

Explanatory Note

This Amendment No. 2 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of BioNexus Gene Lab Corp. (the “Company”) for the fiscal quarter ended September 30, 2023 as amended (the “Original Filings”). This Amendment is being filed solely to amend and restate in its entirety Part 1., Item 4 Controls and Procedures of the Original Filings.

This filing is in response to a Comment Letter from the Staff of the Securities and Exchange Commission.

Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in the Original Filings or reflect any events that have occurred after the Original Filings was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filings was made. No changes have been made to the financial statements of the Company as contained in the Original Filings. Accordingly, this Amendment should be read together with the Original Filings and the Company’s other filings with the SEC.

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

2

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

3