Form 10-K/A
period 2023-12-31
BioNexus Gene Lab Corp
filed 2024-05-31
CIK 1737523

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of BioNexus Gene Lab Corp. (the “Company”) for the fiscal year ended December 31, 2023 (the “Original Filing”). This Amendment is being filed solely to amend and restate in its entirety Part II., Item 9A. Controls and Proceduresof the Prior Filing.

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

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures. The Company’s disclosure controls and procedures were not effective due to the fact in Part II., Item 9A. Controls and Procedures in the Original Filing, as management did not reach a conclusion on the effectiveness of the controls and procedures.

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

2

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

In reaching its conclusion, management considered the potential material weakness due to the lack of segregation of duties between the Chief Executive Officer and Chief Financial Officer as the same person currently fulfils both roles. However, when the former Chief Financial Officer resigned in October 2023, the Audit Committee working with management installed additional controls whereby the Audit Committee Chairman would have access to financial reports on a regular and at will basis. In addition, since that time, the Audit Committee Chairman conducts regular interviews with the Principal Financial Officer to ensure adequate oversight over the financial process. Finally, as the Company conducts its business mainly through its subsidiaries, there are sufficient and separate accounting staff in each of its subsidiaries to maintain an effective segregation of duties, and oversight by the Management and the Audit Committee.

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

3

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