Form 10-Q
period 2024-06-30
BioNexus Gene Lab Corp
filed 2024-08-14
CIK 1737523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________

Commission File Number: 001-41750

BioNexus Gene Lab Corp.
(Exact name of registrant as specified in its charter)

Wyoming	35-2604830
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Unit:A-28-7, Tower A, Menara UOA Bangsar,
No.5 Jln Bangsar Utama 1,
59000 Kuala Lumpur	59200
(Address of Principal Executive Offices)	(Zip Code)

+1 307 241 6898

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	BGLC	The Nasdaq Stock Market LLC

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

As of August 14, 2024, there were 17,967,663 shares of common stock, no par value per share, issued and outstanding.

CAUTIONARY NOTE REGARDING

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. These statements relate to anticipated future events, future results of operations and or future financial performance. In some cases, you can identify forward-looking statements by their use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “ought to,” “plan,” “possible,” “potentially,” “predicts,” “project,” “should,” “will,” “would,” negatives of such terms or other similar terms. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements relating to:

•	our goals and strategies;

•	our future business development, results of operations and financial condition;

•	our estimates regarding expenses, future revenues, capital requirements and our need for additional financing;

•	our estimates regarding the market opportunity for our services;

•	the impact of government laws and regulations;

•	our ability to recruit and retain qualified personnel;

•	our failure to comply with regulatory guidelines;

•	uncertainty in industry demand;

•	general economic conditions and market conditions in the financial services industry;

•	future sales of large blocks or our securities, which may adversely impact our share price; and

•	depth of the trading market in our securities.

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

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024 AND DECEMBER 31, 2023

(Currency expressed in United States Dollars (“US$”))

		As of
		June 30,	December 31,
	Note	2024	2023
		(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and bank balances		2,199,847	2,623,965
Fixed deposits placed with financial institutions		3,214,186	3,305,371
Trade receivables	3	987,962	799,674
Other receivables, deposits and prepayments		400,830	122,432
Tax recoverable	4	7,041	57,588
Inventories		1,033,003	1,137,770
Total current assets		7,842,869	8,046,800

NON-CURRENT ASSETS
Operating lease right of use assets	5	241,700	141,544
Property, plant and equipment, net	6	1,347,600	1,511,618
Other investments	7	1,707,558	1,699,831
Total non-current assets		3,296,858	3,352,993
TOTAL ASSETS		$11,139,727	11,399,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	8	954,785	1,402,180
Other payables and accrued liabilities		169,883	180,912
Current portion of operating lease liabilities	5	53,210	34,632
Advance payment from customer		5,937	-
Amount owing to directors		215,543	13,199
Total current liabilities		1,399,358	1,630,923

NON-CURRENT LIABILITIES
Non-current portion of operating lease liabilities	5	182,697	98,763
Deferred tax liabilities	4	11,918	12,255
Total non-current liabilities		194,615	111,018
TOTAL LIABILITIES		$1,593,973	1,741,941

STOCKHOLDERS’ EQUITY
As at June 30, 2024, common stock, no par value; 300,000,000 shares authorized and 17,667,663 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding. As at December 31, 2023, common stock, no par value; 300,000,000 shares authorized and 17,667,663 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized
and no shares outstanding (on a post-reverse stock split basis)*.	10	17,191,315	17,191,315
Additional paid in capital		(5,011,891)	(5,011,891)
Accumulated deficit		(1,748,931)	(1,844,278)
Other comprehensive losses		(884,739)	(677,294)
TOTAL STOCKHOLDERS’ EQUITY		9,545,754	9,657,852

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$11,139,727	11,399,793

*  Issued and outstanding shares of common stock have been adjusted for the periods prior to July 20, 2023, to reflect the 12-for-1 reverse stock split effected on that date on a retroactive basis as described in Note 10.

See accompanying notes to the consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

REVENUE	$1,974,564	$2,566,848	$4,356,415	$4,944,053

COST OF REVENUE	(1,685,844)	(2,227,134)	(3,702,664)	(4,235,442)

GROSS PROFIT	288,720	339,714	653,751	708,611

OTHER INCOME	730,105	195,164	931,952	312,508

OPERATING EXPENSES
General and administrative	(759,657)	(807,077)	(1,405,563)	(1,343,949)

PROFIT/(LOSS) FROM OPERATIONS	259,168	(272,199)	180,140	(322,830)

FINANCE COSTS	(4,480)	(3,042)	(9,141)	(5,487)

PROFIT/(LOSS) BEFORE TAX	254,688	(275,241)	170,999	(328,317)

Tax (expense)/credit	(55,584)	15,990	(75,652)	-

NET PROFIT/(LOSS)	$199,104	$(259,251)	$95,347	$(328,317)

Other comprehensive income:
Foreign currency translation gain/(loss)	2,463	(333,891)	(207,445)	(372,930)

COMPREHENSIVE INCOME/(LOSS)	$201,567	$(593,142)	$(112,098)	$(701,247)

Earnings per share - Basic and diluted	0.011	(0.041)	(0.006)	(0.048)

Weighted average shares outstanding and per share amount have been adjusted for the periods shown to reflect the 12-for-1 reverse stock split effected on July 20, 2023, on a retroactive basis as described in Note 10.	17,667,663	14,476,513	17,667,663	14,476,513

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AS OF JUNE 30, 2024 AND 2023

(Amount expressed in United States Dollars (“US$))

(Unaudited)

	Common stock		Additional		Other	Total
	Number of shares	Amount	paid in capital	Accumulated surplus	comprehensive losses	stockholders’ equity
Balance as of December 31, 2022	14,476,513	$10,929,574	$(5,011,891)	$1,156,392	$(409,062)	$6,665,013
Impacts arising from application of Topic 326	-	-	-	(371,627)	-	(371,627)
Balance as of January 1, 2023, (restated)	14,476,513	10,929,574	(5,011,891)	784,765	(409,062)	6,293,386
Net loss for the period	-	-	-	(69,066)	-	(69,066)
Foreign currency translation loss	-	-	-	-	(39,039)	(39,039)
Balance as of March 31, 2023	14,476,513	$10,929,574	$(5,011,891)	$715,699	$(448,101)	$6,185,281
Net loss for the period	-	-	-	(259,251)	-	(259,251)
Foreign currency translation loss	-	-	-	-	(333,891)	(333,891)
Balance as of June 30, 2023	14,476,513	$10,929,574	$(5,011,891)	$456,448	$(781,992)	$5,592,139

	Common stock		Additional		Other	Total
	Number of shares	Amount	paid in capital	Accumulated deficit	comprehensive losses	stockholders’ equity
Balance as of December 31, 2023	17,667,663	$17,191,315	$(5,011,891)	$(1,844,278)	$(677,294)	$9,657,852
Net loss for the period	-	-	-	(103,757)	-	(103,757)
Foreign currency translation loss	-	-	-	-	(209,908)	(209,908)
Balance as of March 31, 2024	17,667,663	$17,191,315	$(5,011,891)	$(1,948,035)	$(887,202)	$9,344,187
Net profit for the period	-	-	-	199,104	-	199,104
Foreign currency translation gain	-	-	-	-	2,463	2,463
Balance as of June 30, 2024	17,667,663	$17,191,315	$(5,011,891)	$(1,748,931)	$(884,739)	$9,545,754

Share activity (number of shares or both number and amount of shares) has been adjusted for the periods shown to reflect the 12-for-1 reverse stock split effected on July 20, 2023, on a retroactive basis as described in Note 10.

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net profit/(loss)	$95,347	$(328,317)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right of use asset	20,700	7,891
Allowances for expected credit losses	120,370	291,940
Recovered for expected credit losses	(584,415)	-
Bad debts	-	4,078
Property, plant and equipment written off	-	18
Depreciation of property, plant and equipment	40,343	41,587
Dividend income	(20,827)	(19,788)
Fair value gain on other investments	(72,884)	(140,862)
Loss arising from settlement of supplier contract dispute	28,554	-
Gain on disposal of other investments	(14,298)	-
Interest	4,545	4,212
Operating loss before working capital changes	(382,565)	(139,241)

Changes in operating assets and liabilities:
Inventories	104,767	(187,966)
Trade and other receivables	(2,641)	354,290
Trade and other payables	(458,424)	(111,108)
Advance payment from customer	5,937	(16,029)
Operating lease liabilities	(22,266)	(11,019)
Tax recoverable	50,210	(29,268)
Net cash used in operating activities	(704,982)	(140,341)

Cash flows from investing activities:
Acquisition of other investment	(264,768)	(13,444)
Dividend income	20,827	19,788
Purchase of plant and equipment	(23,778)	(14,458)
Proceeds from disposal of other investments	297,678	-
Proceeds from settlement of supplier contract dispute	77,201	-
Net cash generated from/(used in) investing activities	107,160	(8,114)

Cash flows from financing activities:
Interest	(4,545)	(4,212)
Advances from Directors	202,344	-
Net cash generated from/(used in) financing activities	197,799	(4,212)

Foreign currency translation adjustment	(115,280)	(207,517)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(515,303)	(360,184)
CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL PERIOD	5,929,336	2,118,864

CASH AND CASH EQUIVALENTS, END OF FINANCIAL PERIOD	$5,414,033	$1,758,680

CASH AND CASH EQUIVALENTS INFORMATION:
Fixed deposits placed with financial institutions	$3,214,186	$1,461,596
Cash at bank	2,199,847	297,084
Cash and cash equivalents, end of financial period	5,414,033	1,758,680

Supplementary cash flow information:
Interest paid	$(9,141)	$(5,487)
Income tax paid	(26,772)	(30,635)

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

The principal office address is Unit A-28-7, Tower A, Menara UOA Bangsar, No.5 Jln Bangsar Utama 1, 59000 Kuala Lumpur, Malaysia, our lab is located at Lab 353, Chemical Science Centre, University Science Malaysia, George Town, Penang, Malaysia. We also have a blood collection center located at 1st floor, Lifecare Medical Centre, Kuala Lumpur, Malaysia.

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

The corporate structure as at June 30, 2024 is depicted below:

BioNexus Gene Lab Corp.
a Wyoming company

100% owned		100% owned
MRNA Scientific Sdn. Bhd. (formerly “Bionexus Gene Lab Sdn. Bhd.”),		Chemrex Corporation Sdn. Bhd.,
a Malaysian company		a Malaysian Company

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

•	Basis of presentation

The accompanying condensed consolidated financial statements as of and for the six months ended June 30, 2024 and 2023 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The Condensed Consolidated Balance Sheet information as of December 31, 2023 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024. These financial statements should be read in conjunction with that report.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

Translation of amounts from MYR into US$1.00 has been made at the following exchange rates for the respective period and year:

	June 30,	December 31,
	2024	2023
Period ended June 30, 2024 /Year-ended December 31, 2023 US$1: MYR exchange rate	4.7195	4.5900

	January 1,	January 1,
	2024	2023
	to June 30,	to June 30,
	2024	2023
6 months average US$1: MYR exchange rate	4.7279	4.4629

•	Related parties

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

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

As of June 30, 2024, and December 31, 2023, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

☐	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 3 - TRADE RECEIVABLES

The Company has performed an analysis on all its trade receivables. As such, trade receivables are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful debts and expected credit losses is made when collection of the full amount is no longer probable. Bad debts are written off as identified for the quarter ended June 30, 2024. The Company’s trade receivables consist of receivable from customers which are unrelated to the Company. The account receivables are interest bearing at a rate of 6% per annum on Interlink Techno started in May 2021 till June 2023. From July 2023 onwards, Chemrex had increased the interest to 8.4%. Chemrex imposed 6% per annum interest on Mawintech Sdn Bhd since May 2021 till to date. The normal trade credit term is generally on 30 days to 90 days term.

	As of
	June 30,	December 31,
	2024	2023

Trade receivables	1,794,719	2,107,182
Allowances for expected credit losses	(851,002)	(1,314,427)
Foreign translation differences	44,245	(6,919)
	$987,962	$799,674

Movement for trade receivables allowance for impairment accounts:

	As of
	June 30,	December 31,
	2024	2023
At January 1, 2024 and January 1, 2023	1,307,508	-
Impacts arising from application of Topic 326	-	371,627
At January 1, 2024 and January 1, 2023, (restated)	1,307,508	371,627
Charge for the period/year
Allowances for expected credit losses	804,714	942,800
Recovered for expected credit losses	(1,268,139)	-
Foreign translation differences	(37,326)	(6,919)

	$806,757	$1,307,508

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

	As of
	June 30,	December 31,
	2024	2023
Tax Recoverable
Local	$-	$-
Foreign, representing Malaysia	(7,041)	(57,588)
Tax Recoverable	(7,041)	(57,588)

Income tax liabilities:
Local	$-	$-
Foreign, representing Malaysia	-	-
Income tax payables	-	-

Deferred tax liabilities:
Local	$-	$-
Foreign, representing Malaysia	11,918	12,255
Deferred tax liabilities	11,918	12,255
Total	4,877	(45,333)

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

The lease payments of operating lease are classified within operating activities in the statement of cash flows.

Operating lease right of use assets as follows:

	As of
	June 30,	December 31,
	2024	2023
Balance as of beginning of the period/year	$141,544	$55,730
Add: Addition of lease liabilities (1)	124,778	113,279
Less: Amortization (2)	(20,700)	(25,038)
Foreign translation differences	(3,922)	(2,427)
Balance as of end of the period/year	$241,700	$141,544

Operating lease liabilities as follows:

	June 30,	December 31,
	2024	2023
Balance as of beginning of the period/year	$133,395	$56,775
Add: Addition of lease liabilities (1)	124,778	113,279
Less: gross repayment	(23,169)	(39,798)
Add: imputed interest (3)	4,595	5,613
Foreign translation differences	(3,692)	(2,474)
Balance as of end of the year	235,907	133,395
Less: lease liability current portion	(53,210)	(34,632)
Lease liability non-current portion	$182,697	$98,763

(1) During the six months period ended June 30, 2024, the Company had entered into a new operating lease of rented office for 5 years. An additional right-of-use assets at $124,778 and lease liabilities at $124,778 are recognised upon the commencement of lease term.

(2) The amortization of the right of use asset for the six months’ period ended June 30, 2024 and six months’ period ended June 30, 2023 were $20,700 and $7,891 respectively.

Other information:

	As of
	June 30,	December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flow from operating lease	$22,266	76,620
Right of use assets obtained in exchange for operating lease liabilities	241,700	141,544
Remaining lease term for operating lease (years)	4.92	4.50
	6.65%
Weighted average discount rate for operating lease	$6.65%	6.53%

3) Lease expenses for the six months’ period ended June 30, 2024 and six months’ period ended June 30, 2023 were $4,595 and $1,275, respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of
	June 30,	December 31,
	2024	2023
Air conditioner	$1,124	$1,124
Computer and software	5,880	3,923
Equipment	63,037	60,412
Furniture and fittings	98,883	100,118
Lab equipment	320,102	320,102
Land and buildings	1,506,969	1,506,969
Motor vehicle	161,148	161,148
Office equipment	35,547	33,914
Renovation	96,000	98,597
Signboard	806	806
Solar PV System	16,935	-
Capital Work In Progress	-	109,509
	2,306,431	2,396,622

Less: Accumulated depreciation	(694,979)	(659,115)
Add: Foreign translation differences	(263,852)	(225,889)
Property, plant and equipment, net	$1,347,600	$1,511,618

Depreciation expense for the six months’ period ended June 30, 2024 and 2023 were $40,343 and $41,587 respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 7 - OTHER INVESTMENTS

	As of
	June 30,	December 31,
	2024	2023
As of beginning of the period/year	$1,699,831	$1,150,898
Addition during the year	264,768	320,733
Disposal during the year	(283,380)	(26,146)
Fair value gain	72,884	313,859
Impairment on other investment	-	(6,194)
Foreign exchange translation	(46,545)	(53,319)
As of end of the period/year	$1,707,558	1,699,831

The other investments consist of the following shares:

	As of
	June 30, 2024	December 31, 2023
Investment in quoted shares:
Malaysia	1,018,140	1,138,863
Singapore	151,409	79,577
Hong Kong	538,009	481,391
	$1,707,558	$1,699,831

NOTE 8 - TRADE PAYABLES

Trade payables are amounts billed to the Company by suppliers for goods and services in the ordinary course of business. All amounts have short-term repayment terms and vary by supplier.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 9 - CONCENTRATION OF RISKS

a) Major customers

During the three months and six months ended June 30, 2024 and 2023, the Company did not have any material recognizable major customers accounted for 10% or more of the Company’s revenue.

b) Major suppliers

For three months ended June 30, 2024 and 2023, the suppliers who accounted for 10% or more of the Company’s cost of sales and their balances at year ended are presented as follows:

	2024	2023	2024	2023	2024	2023
	Purchase		Percentage of purchases		Accounts payable trade
Vendor A	$279,263	$471,363	16.57%	21.16%	$304,561	$547,406
Vendor B	$274,081	$440,135	16.26%	19.76%	$274,842	$426,509
Vendor C	$181,885	$244,265	10.79%	10.97%	$117,148	$256,315
Vendor D	$177,985	$254,165	10.56%	11.41%	$112,482	$195,856
Vendor E	$-	$275,175	-	12.36%	$-	$-
	$913,214	$1,685,103	54.18%	75.66%	$809,033	$1,426,086

For six months ended June 30, 2024 and 2023, the suppliers who accounted for 10% or more of the Company’s cost of sales and their balances at year ended are presented as follows:

	2024	2023	2024	2023	2024	2023
	Purchase		Percentage of purchases		Accounts payable trade
Vendor A	$671,441	$669,389	18.13%	15.80%	$304,561	$547,406
Vendor B	$620,397	$850,293	16.76%	20.08%	$274,842	$426,509
Vendor C	$492,944	$567,721	13.31%	13.40%	$112,482	$195,856
Vendor D	$-	$458,405	-	10.82%	$-	$256,315
	$1,784,782	$2,545,808	48.20%	60.10%	$691,885	$1,426,086

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

The Revised Reverse Stock Split was approved and authorized by a majority of the Company’s stockholder on August 8, 2023 and by the Board of Directors of the Company on August 8, 2023.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 11 – SEGMENTED INFORMATION

At June 30, 2024, the Company (“BGLC”) operates in the biochemical industry segment through its two Malaysian subsidiaries, MRNA Scientific Malaysia (formerly known as Bionexus Gene Lab Sdn. Bhd.) and Chemrex.

BioNexus Gene Lab Corp.
a Wyoming company

100% owned		100% owned
MRNA Scientific Sdn. Bhd. (formerly “Bionexus Gene Lab Sdn. Bhd.”),		Chemrex Corporation Sdn. Bhd.,
a Malaysian company		a Malaysian Company

At June 30, 2024, the Company (“BGLC”) operates in the biochemical industry segment through its two Malaysian subsidiaries, MRNA Scientific Malaysia and Chemrex.

For the six months ended June 30, 2024, segmented (unaudited) revenue and net (loss)/profit (Currency expressed in United States Dollars (“US$”) are as follows:

	MRNA Scientific	Chemrex Corporation	BGLC	Total
	Six months ended June 2024

REVENUE	$8,661	$4,347,754	$-	$4,356,415

COST OF REVENUE	(4,605)	(3,698,059)	-	(3,702,664)

GROSS PROFIT	4,056	649,695	-	653,751

OTHER INCOME	76,058	855,894	-	931,952

OPERATING EXPENSES
General and administrative	(185,218)	(696,763)	(523,582)	(1,405,563)

(LOSS)/PROFIT FROM OPERATIONS	(105,104)	808,826	(523,582)	180,140

FINANCE COSTS	(4,595)	(4,433)	(113)	(9,141)

(LOSS)/PROFIT BEFORE TAX	(109,699)	804,393	(523,695)	170,999

Tax expense	-	(75,652)	-	(75,652)

NET (LOSS)/PROFIT	$(109,699)	$728,741	$(523,695)	$95,347

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	MRNA Scientific	Chemrex Corporation	BGLC	Total
		Six months ended June 30, 2023

REVENUE	$11,932	$4,932,121	$-	$4,944,053

COST OF REVENUE	(7,548)	(4,227,894)	-	(4,235,442)

GROSS PROFIT	4,384	704,227	-	708,611

OTHER INCOME	2,165	310,343	-	312,508

OPERATING EXPENSES
General and administrative	(98,720)	(1,025,896)	(219,333)	(1,343,949)

LOSS FROM OPERATIONS	(92,171)	(11,326)	(219,333)	(322,830)

FINANCE COSTS	(1,275)	(4,212)	-	(5,487)

LOSS BEFORE TAX	(93,446)	(15,538)	(219,333)	(328,317)

Tax expense	-	-	-	-

NET LOSS	$(93,446)	$(15,538)	$(219,333)	$(328,317)

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	As of June 30, 2024 and December 31, 2023
	Total Assets		Total Liabilities
	2024	2023	2024	2023

BGLC & MRNA Scientific	$4,380,021	4,723,449	$616,300	$260,119
Chemrex Corporation	6,759,706	6,676,344	977,673	1,481,822
TOTAL	11,139,727	11,399,793	1,593,973	1,741,941

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2024 up through August 14, 2024 of these consolidated financial statements.

Strategic Investment into Ascension Innovation Sdn Bhd. by our subsidiary, MRNA Scientific Sdn. Bhd.

Pursuant to a Form 8-K filed on April 18, 2024, the Company announced a strategic investment in Ascension Innovation Sdn Bhd (AISB), a privately held Malaysian company. Please refer to that filing for more information on the investment. The investment campaign facilitated by Pitchin was recently successfully concluded. As of the date of this form, the investment has yet to be closed.

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

On 30 May 2024, the supplier had proposed to collect the hardware from MRNA Scientific premises and upon the hardware being returned intact in same condition per deliver, the supplier would refund the sum of 350,000 to MRNA Scientific.

The supplier then duly refunded the sum on 14 June 2024 whereby MRNA Scientific had confirmed the receipt on 19 June 2024. MRNA Scientific then net off the receipt with fixed asset decapitalization in Balance Sheet while the remaining balance was recorded in the book as loss arising from settlement of supplier dispute in Income Statement.

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

The corporate and principal office address of the Company and MRNA Scientific Malaysia is Unit A-28-7, Tower A, Menara UOA Bangsar, No.5 Jln Bangsar Utama 1 , Kuala Lumpur, Malaysia., our lab is located at Lab 353, Chemical Science Centre, University Science Malaysia, George Town, Penang, Malaysia. Another lab focuses on Covid-19 and Colon cancer screening is located at 4th floor, Lifecare Diagnostic Centre, Kuala Lumpur, Malaysia. Our telephone number is (+60) 18-2218762 and our website is www.bionexusgenelab.com.

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

The results of operations of our subsidiary, MRNA Scientific-Malaysia, with respect to its RNA screening process have been adversely impacted by the onset of the Covid-19 pandemic followed by a number of prominent variants, including Alpha, Beta, Delta, and Omicron. Although new variants are an expected part of the evolution of viruses, new variant is more aggressive, highly transmissible, vaccine-resistant, able to cause more severe disease in Malaysia. We believe that most people were reluctant to visit hospitals and clinics in view of the post Covid-19 Omicron and its subvariants for fear of transmission from other patients or medical staff. Since our RNA screening is administered at a diagnostic center, our business has been adversely affected as a result.

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

Recent Developments.

On July 1, 2024, we entered into an advisory service agreement with Maxim Group LLC (“Maxim”) to provide merger and acquisition (M&A) services, general financial advisory services, and investment banking services to the Company. We agreed and issued 300,000 shares of our common stock to Maxim for such service. Pursuant to the agreement, Maxim agrees to return a proportionate number of the shares to the company if Maxim is in material breach of the agreement.

If at any time during the term of the agreement or within twelve months from the effective date of the termination of the agreement, the Company proposes to effect a public offering of its securities on a US exchange, private placement of securities or other financing, the Company shall offer to retain Maxim as sole book running manager of such offering, or as its exclusive placement or sales agent in connection with such financing or other matter, upon such terms as the parties may mutually agree.

(a) Strategic Investment into Ascension Innovation Sdn Bhd. by our subsidiary, MRNA Scientific Sdn. Bhd.

Pursuant to a Form 8-K filed on April 18, 2024, the Company announced a strategic investment in Ascension Innovation Sdn Bhd (AISB), a privately held Malaysian company. Please refer to that filing for more information on the investment.

(b) Notification of granting of an additional 180 days to regain compliance with Rule 5550(a)(2) by Nasdaq Staff

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

The Company then applied to NASDAQ to receive an additional 180 calendar days to regain compliance. On August 8, 2024, the Company received notification from NASDAQ that the compliance period has been extended to November 4, 2024. If at any time during this 180-day period the closing bid price of the Company’s securities is at least $1.00 for a minimum of ten consecutive business days, the Company’s compliance will be regained.

Translation of amounts from MYR into US$1.00 has been made at the following exchange rates for the respective period and year:

	June 30,	December 31,
	2024	2023
Period ended June 30, 2024 /Year-ended December 31, 2023 US$1: MYR exchange rate	4.7195	4.5900

	January 1,	January 1,
	2024	2023
	to June 30,	to June 30,
	2024	2023
6 months average US$1: MYR exchange rate	4.7279	4.4629

Results of Operations

Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023.

The following table sets forth key selected financial data for the three months ended June 30, 2024 and 2023.

Consolidated

	Three months ended
	June 30,
	2024	2023

REVENUE	$1,974,564	$2,566,848

COST OF REVENUE	(1,685,844)	(2,227,134)

GROSS PROFIT	288,720	339,714

OTHER INCOME	730,105	195,164

OPERATING EXPENSES
General and administrative	(759,657)	(807,077)

PROFIT/(LOSS) FROM OPERATIONS	259,168	(272,199)

FINANCE COSTS	(4,480)	(3,042)

PROFIT/(LOSS) BEFORE TAX	254,688	(275,241)

Tax (expense)/credit	(55,584)	15,990

NET PROFIT/(LOSS)	$199,104	$(259,251)

Other comprehensive income:
Foreign currency translation gain/(loss)	2,463	(333,891)

COMPREHENSIVE INCOME/(LOSS)	$201,567	$(593,142)

Segmented Information

	MRNA Scientific	Chemrex Corporation	MRNA Scientific	Chemrex Corporation
	Three months ended June 30, 2024		Three months ended June 30, 2023

REVENUE	$5,496	$1,969,068	$4,496	$2,562,352

COST OF REVENUE	(2,353)	(1,683,491)	(2,201)	(2,224,933)

GROSS PROFIT	3,143	285,577	2,295	337,419

OTHER INCOME	37,364	692,741	1,039	194,125

OPERATING EXPENSES
General and administrative	(104,363)	(281,134)	(52,465)	(642,719)

(LOSS)/PROFIT FROM OPERATIONS	(63,856)	697,184	(49,131)	(111,175)

FINANCE COSTS	(2,645)	(1,746)	(609)	(2,433)

(LOSS)/PROFIT BEFORE TAX	(66,501)	695,438	(49,740)	(113,608)

Tax expense	-	(55,584)	-	15,990

NET (LOSS)/PROFIT	$(66,501)	$639,854	$(49,740)	$(97,618)

Revenue. For the quarter ended June 30, 2024, we had total revenue of $1,974,564 as compared to total revenue of $2,566,848 for the quarter ended June 30, 2023, a decreased by 23.1% from the prior quarter.

Chemrex contributed $1,969,068 (99.7%) of the total revenue for the current quarter ended June 30, 2024 as compared to $2,562,352 (99.8%) of the total revenue for the quarter ended June 30, 2023. Chemrex’s revenues had a decrease by $593,284 of 23.2% from prior quarter. The revenue decreased in second quarter of 2024 was due to lower selling price because of market competition.

MRNA Scientific contributed $5,496 (0.3%) of the total revenue for the quarter ended June 30, 2024 as compared to revenue of $4,496 (0.2%) of the total revenue from the quarter ended June 30, 2023. Revenues had increased of 22.2% from the prior quarter due to referrals from diagnostics centers & clinics.

Cost of Revenue. For the quarter ended June 30, 2024, we incurred $1,685,844 in cost of revenues, as compared to $2,227,134 for the quarter ended June 30, 2023, a decrease of 24.3% which was compatible to its decreased revenues for the current period.

Chemrex had incurred $1,683,491 (99.9%) of the total cost of revenue during the current quarter period ended June 30, 2024 as compared to the quarter ended June 30, 2023 wherein Chemrex had incurred $2,224,933 (99.9%) of the total cost of revenue. The decrease in Chemrex’s cost of revenues of 24.3% for the current period was due to its decreased revenues and reason as stated above.

MRNA Scientific had incurred $2,353 (0.1%) of the total cost of revenues during the current quarter period ended June 30, 2024 as compared to $2,201 (0.1%) for the quarterly period ended June 30, 2023. Cost of revenue had increased 6.9% from the prior quarter due to its increased revenues and reason as stated above.

Gross Profit. For the quarterly period ended June 30, 2024, we had total gross profit of $288,720 as compared to gross profit of $339,714 for the quarterly period ended June 30, 2023, a decrease by approximately 15% from the prior period.

Chemrex contributed $285,577 (98.9%) of the total gross profit for the current quarter ended June 30, 2024 as compared to $337,419 (99.3%) of the total gross profit for the quarter ended June 30, 2023. Chemrex’s gross profit decreased by $51,842 from the prior quarter, an approximately 15.4% decrease. The gross profit decrease for Chemrex in current quarter compared to the last quarter, was due to lower selling prices.

MRNA Scientific contributed $3,143 (1.1%) of the total gross profit of $288,720 for the current quarter ended June 30, 2024 as compared to gross profit of $2,295 (0.7%) of the total gross profit from the quarter ended June 30, 2023. The increase by approximately 36.9% from the prior period due to its increased revenues for the same reason stated above.

Other Income. For the quarterly period ended June 30, 2024, we had other income of $730,105, as compared to $195,164 for the quarterly period ended June 30, 2023, an increase of approximately 274.1%.

Chemrex contributed $692,741 (94.9%) of other income for the current quarter ended June 30, 2024 as compared to $194,125 (99.5%) of the other income for the quarter ended June 30, 2023. Chemrex’s other income increased by 256.9% due to recovery of provision losses allowances, recovery of doubtful debts, capital gain on stock investment and bank interest earning.

MRNA Scientific contributed $37,364 (5.1%) of other income for the current quarter ended June 30, 2024 as compared to $1,039 (0.5%) of the other income for the quarter ended June 30, 2023. The increase by $36,325, an approximately 3496.2% was due to increased fund in the fixed deposits resulted increased of bank interest earning and gain on unrealise forex.

Operating Expenses. For the quarter ended June 30, 2024, we had total operating expense of $759,657 as compared to total operating expenses of $807,077 for the quarter ended June 30, 2023, a decrease by approximately 5.9%. It was due to decrease in provision for losses allowance, provision for doubtful debt, director remuneration, loss of unrealised forex and commission.

Chemrex had incurred $281,134 (37%) of the total operating expenses for the current quarter ended June 30, 2024 as compared to $642,719 (79.6%) of the total operating expenses for the quarter ended June 30, 2023, a decrease by 56.3% due to reduction in provision for losses allowance and doubtful debts, commission, loss on unrealised forex and decrease of directors’ remuneration.

MRNA Scientific had incurred $104,363 (13.7%) of the total operating expenses for the current quarter ended June 30, 2024 as compared to $52,465 (6.5%) of the total operating expenses for the quarter ended June 30, 2023, an increase by 98.9%. The increase in operating costs of the current quarter was due to directors remuneration, staff salary for marketing & business development, increase of travelling cost, motor vehicle running cost and loss arising from settlement of supplier contract dispute.

BGLC, the holding company had incurred $374,160 (49.3%) of total operating expenses for the current quarter ended June 30, 2024 as compared to $111,893 (13.9%) of the total operating expenses for the quarter ended June 30, 2023. The increase by approximately 234.4% in operating costs for the quarter ended June 30, 2024 was due to increase of directors fees and back charge of director fees.

Profit/(Loss) from Operations. We had a profit from operations of $259,168 for the quarter ended June 30, 2024 as compared to a loss of $272,199 for the quarter ended June 30, 2023, an increase by approximately 195.2% from the prior period, for the reasons discussed above.

Income tax expense. For the quarter ended June 30, 2024, we had tax expenses of $55,584 as compared to tax credit of $15,990 for the quarter ended June 30, 2023 for Chemrex. There was no tax provision for MRNA Scientific for the quarters ended June 30, 2024 and 2023.

Foreign currency translation gain/(loss). We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the US Dollar. Therefore, any change in the relevant exchange rate would require us to recognize a transaction gain or loss on revaluation. For the three-month period ended June 30, 2024, we experienced a foreign currency gain of $2,463 as compared with a foreign currency loss of $333,891 for the three-month period ended June 30, 2023.

Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023.

The following table sets forth key selected financial data for the six months ended June 30, 2024 and 2023.

Consolidated

	Six months ended
	June 30,
	2024	2023

REVENUE	$4,356,415	$4,944,053

COST OF REVENUE	(3,702,664)	(4,235,442)

GROSS PROFIT	653,751	708,611

OTHER INCOME	931,952	312,508

OPERATING EXPENSES
General and administrative	(1,405,563)	(1,343,949)

PROFIT/(LOSS) FROM OPERATIONS	180,140	(322,830)

FINANCE COSTS	(9,141)	(5,487)

PROFIT/(LOSS) BEFORE TAX	170,999	(328,317)

Tax expense	(75,652)	-

NET PROFIT/(LOSS)	$95,347	$(328,317)

Other comprehensive income:
Foreign currency translation loss	(207,445)	(372,930)

COMPREHENSIVE LOSS	$(112,098)	$(701,247)

Segmented Information

	MRNA Scientific	Chemrex Corporation	MRNA Scientific	Chemrex Corporation
	Six months ended June 30, 2024		Six months ended June 30, 2023

REVENUE	$8,661	$4,347,754	$11,932	$4,932,121

COST OF REVENUE	(4,605)	(3,698,059)	(7,548)	(4,227,894)

GROSS PROFIT	4,056	649,695	4,384	704,227

OTHER INCOME	76,058	855,894	2,165	310,343

OPERATING EXPENSES
General and administrative	(185,218)	(696,763)	(98,720)	(1,025,896)

(LOSS)/PROFIT FROM OPERATIONS	(105,104)	808,826	(92,171)	(11,326)

FINANCE COSTS	(4,595)	(4,433)	(1,275)	(4,212)

(LOSS)/PROFIT BEFORE TAX	(109,699)	804,393	(93,446)	(15,538)

Tax expense	-	-	-	-

NET (LOSS)/PROFIT	$(109,699)	$804,393	$(93,446)	$(15,538)

Revenue. For the six months period ended June 30, 2024, we had total revenue of $4,356,415 as compared to total revenue of $4,944,053 for the same period in 2023, which had decreased by $587,638 from the prior period, approximately 11.9% decrease.

Chemrex contributed $4,347,754 (99.8%) of the total revenue for the current six months period as compared to $4,932,121 (99.8%) of the total revenue for the same period last year. Chemrex’s revenues had decreased by $584,367 from the prior period, approximately 11.85% decrease. The revenue decreased in 2024 was due lower selling price because of market competition.

MRNA Scientific contributed $8,661 (0.2%) of the total revenue for the current six months period as compared to revenue of $$11,932 (0.2%) of the total revenue from the same period last year. MRNA Scientific’s revenue had decreased by $3,271 from the prior quarter, an approximately 27.4% decrease. The revenue decrease in 2024 was due to RNA machine breakdowns which occurred during the current period.

Cost of Revenue. For the six months period ended June 30, 2024, we incurred $3,702,664 in cost of revenues, as compared to $4,235,442 for the same period in 2023. The decrease of $532,778 or approximately 12.6% was due to the same reason stated above.

Chemrex had incurred $3,698,059 (99.9%) of the total cost of revenue during the current period as compared to the same period last year wherein Chemrex had incurred $4,227,894 (99.8%) of the total in cost of revenue. The decrease of $529,835, or approximately 12.53% was due to the same reason stated above.

MRNA Scientific had incurred $4,605 (0.1%) of the total cost of revenues during the current period as compared to $7,548 (0.2%) for the same period in 2023, decreased by $2,943, approximately 39% from the prior period due to the same reason stated above.

Gross Profit. For the six months period ended June 30, 2024, we had total gross profit of $653,751 as compared to gross profit of $708,611 for the same period in 2023, a decreased by approximately 7.7% from the prior period.

Chemrex contributed $649,695 (99.4%) of the total gross profit for the current six months period as compared to $704,227 (99.38%) of the total gross profit for the same period last year. The gross profit decreased by $54,532, approximately 7.74% for the current period due to decreased revenues for the current period as according to reason stated above.

MRNA Scientific had a gross profit of $4,056 (0.6%) of the total gross profit of $653,751 for the current six months period as compared to $4,384 (0.6%) of the total gross profit of $708,611 from the same period last year. The gross profit decreased by 7.5% due to its decreased revenues for the current period as according to reason stated above.

Other Income. For the six months period ended June 30, 2024, we had $931,952 other income as compared to $312,508 for the same period in 2023, increased by $619,444 or approximately 198.2%.

Chemrex contributed $855,894 (91.8%) of other income for the current six months period as compared to $310,343 (99.3%) for the same period last year. Chemrex’s other income increased by $545,551, approximately 175.79% due to recovered of doubtful debts, provision losses allowances recovered and capital gain from share investment.

MRNA Scientific had $76,058 (8.2%) for the six months period ended June 30, 2024 as compared to $2,165 (0.7%) for the same period in 2023, increased by $73,893, approximately 3413.1% due to bank interest earning from US dollar and gain on unrealise forex.

Operating Expenses. For the six months period ended June 30, 2024, we had a total operating expense of $1,405,563 as compared to total operating expenses of $1,343,949 for the same period in 2023. The increase of $61,614, approximately 4.4% was due to increase of general and administrative expenses which include depreciation of fixed assets, employee compensation and benefits, marketing/travel expenses, Nasdaq annual fees and professional fees.

Chemrex had incurred $696,763 (49.6%) of the total operating expenses for the current six months period as compared to $1,025,896 (76.3%) of the total operating expenses for the same period last year, decreased by $329,133, approximately 32.08% due to the deduction of commission, decrease of loss on unrealized/realized currency exchanges, provision for doubtful debt on account receivables and decrease in directors’ remuneration.

MRNA Scientific had incurred $185,218 (13.2%) of the total operating expenses for the current six months period as compared to $98,720 (7.3%) of the total operating expenses for the same period last year. The increase by approximately 87.6% in operating costs for the six months period was due to the hire of new staff for marketing & business development, increase in director’s remuneration, increase in amortisation of ROU asset and loss arising from settlement of supplier contract dispute.

BGLC, the holding company had incurred $523,582 (37.2%) of total operating expenses for the current six months period as compared to $219,333 (16.4%) of the total operating expenses for the same period last year. The increase of $304,249, approximately 138.72% in operating costs of the current period was due to increase of legal fees, audit fees, Nasdaq annual fee plus increase and back charge of directors’ fees.

Profit/(Loss) from Operations. We had a profit from operations of $180,140 for the six months period ended June 30, 2024 as compared to loss of $322,830 for the same period in 2023. The increase of $502,980, approximately 155.8% was due to the reasons discussed above.

Income tax expense. For the six-months period ended June 30, 2024, we had income tax expenses of $75,652 provided for Chemrex and no tax provision for MRNA Scientific as compared to the same period in 2023 whereby we had no income tax provided for both Chemrex and MRNA Scientific.

Foreign currency translation loss. We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the US Dollar. Therefore, any change in the relevant exchange rate would require us to recognize a transaction gain or loss on revaluation. For the six-months period ended June 30, 2024, we experienced a foreign currency loss of $207,445 as compared with a foreign currency loss of $372,930 for the same period in 2023.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2024, we had working capital of $6,443,511 compared with working capital of $6,415,877 as of December 31, 2023. The increase in working capital as of June 30, 2024 from December 31, 2023 was due principally to profit incurred during the quarter ended June 30, 2024.

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

The following is a summary of the Company’s cash flows (used in) / generated from operating, investing, and financing activities for the six months ended June 30, 2024 and 2023:

	Six months ended
	June 30,
	2024	2023

Net Cash Used in Operating Activities	$(704,982)	$(140,341)
Net cash generated from/(used in) investing activities	107,160	(8,114)
Net cash generated from/(used in) financing activities	197,799	(4,212)
Foreign currency translation adjustment	(115,280)	(207,517)
Net Change in Cash and Cash Equivalents	$(515,303)	$(360,184)

Operating Activities

During the six months ended June 30, 2024, the Company incurred a net profit of $95,347 which, after adjusting for amortization, depreciation, dividend income, allowances for expected credit losses, recovery for expected credit losses, fair value gain on share investment, gain on disposal on share investment, loss arising from settlement of supplier contract dispute, a decrease inventories and operating lease liabilities, increase in trade and other receivables, advance payment from customer and a substantial reduction in trade payables, resulted in net cash of $704,982 being used in operating activities during the six months ended June 30, 2024.

By comparison, during the six months ended June 30, 2023, the Company had a net loss of $328,317 which, after adjusting for amortization, depreciation, dividend income, fair value gain on share investment, provision for losses on accounts receivable, an increase in inventories, a decrease in trade receivables and a substantial reduction in trade payables, operating lease liabilities, advance payment from customer, resulted in net cash of $140,341 being used in operating activities during the six months ended June 30, 2023.

Investing Activities

During the six months ended June 30, 2024, the Company had net cash of $107,160 generated from investment activities from acquisition of share investment of $264,768, purchase of plant & equipment of $23,778, proceeds from disposal of share investments of $297,678, refund from settlement of supplier contract dispute at $77,201 and receiving dividend income of $20,827. By comparison during the six months ended June 30, 2023, the Company had net cash of $8,114 used in investment activities from acquisition of share investment of $13,444, purchase of plant & equipment of $14,458 and receiving dividend income of $19,788.

Financing Activities

During the six months ended June 30, 2024, the Company had net cash of $197,799 generated from financing activities for advances from directors of $202,344 and used for interest of $4,545. By comparison during the six months ended June 30, 2023, we had net cash of $4,212 used in financing activities for interest used of $4,212.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of June 30, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management had assessed the effectiveness of our internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting had improved. A material weakness could create reasonable possibility that a material misstatement in annual or interim financial statements. The management considers its internal control over financial reporting required further improvement.

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

Changes in Internal Controls over Financial Reporting

During the period ended June 30, 2024, there had been no change in internal control over financial reporting that had materially affected or was reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

There were issuances of an aggregate total of 1,044,351 shares from July 20, 2023 to August 4, 2023 as part of the round-up exercise to the reverse stock split, as detailed in the Schedule 14C filing related to the reverse stock split with the record date August 8, 2023.

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

______________

+ In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 were furnished and not filed.

** Previously filed or furnished as an exhibit to BioNexus Gene Lab Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

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

August 14, 2024

