Form 10-Q
period 2024-09-30
BioNexus Gene Lab Corp
filed 2024-11-15
CIK 1737523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2024

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

As of November 15, 2024, there were 17,967,663 shares of common stock, no par value per share, issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

(Currency expressed in United States Dollars (“US$”))

		As of
		September 30,	December 31,
	Note	2024	2023
ASSETS		(Unaudited)	(Audited)
CURRENT ASSETS
Cash and bank balances		2,061,716	2,623,965
Fixed deposits placed with financial institutions		2,075,503	3,305,371
Trade receivables	3	1,425,343	799,674
Other receivables, deposits and prepayments		65,683	122,432
Tax recoverable	4	22,132	57,588
Inventories		1,389,076	1,137,770
Total current assets		7,039,453	8,046,800

NON-CURRENT ASSETS
Operating lease right of use assets	5	232,747	141,544
Property, plant and equipment, net	6	1,728,680	1,511,618
Other investments	7	1,994,175	1,699,831
Total non-current assets		3,955,602	3,352,993
TOTAL ASSETS		$10,995,055	11,399,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	8	1,033,125	1,402,180
Other payables and accrued liabilities		292,135	180,912
Current portion of operating lease liabilities	5	48,214	34,632
Advance payment from customer		22,834	-
Amount owing to directors		18,561	13,199
Total current liabilities		1,414,869	1,630,923

NON-CURRENT LIABILITIES
Non-current portion of operating lease liabilities	5	178,367	98,763
Deferred tax liabilities	4	13,646	12,255
Total non-current liabilities		192,013	111,018
TOTAL LIABILITIES		$1,606,882	1,741,941

STOCKHOLDERS’ EQUITY
As at September 30, 2024, common stock, no par value; 300,000,000 shares authorized and 17,967,663 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding. As at December 31, 2023, common stock, no par value; 300,000,000 shares authorized and 17,667,663 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding (on a post-reverse stock split basis)*.	10	17,332,315	17,191,315
Additional paid in capital		(5,011,891)	(5,011,891)
Accumulated deficit		(3,094,301)	(1,844,278)
Other comprehensive losses		162,050	(677,294)
TOTAL STOCKHOLDERS’ EQUITY		9,388,173	9,657,852

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$10,995,055	11,399,793

* Issued and outstanding shares of common stock have been adjusted for the periods prior to July 20, 2023, to reflect the 12-for-1 reverse stock split effected on that date on a retroactive basis as described in Note 10.

See accompanying notes to the consolidated financial statements.

BIONEXUS GENE LAB CORP. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (Currency expressed in United States Dollars (“US$”)) (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

REVENUE	$2,630,376	$2,553,686	$6,986,791	$7,497,739

COST OF REVENUE	(2,303,840)	(2,199,354)	(6,006,504)	(6,434,796)

GROSS PROFIT	326,536	354,332	980,287	1,062,943

OTHER INCOME	465,527	199,284	1,397,479	511,792

OPERATING EXPENSES
General and administrative	(2,129,685)	(3,082,128)	(3,535,248)	(4,426,077)

LOSS FROM OPERATIONS	(1,337,622)	(2,528,512)	(1,157,482)	(2,851,342)

FINANCE COSTS	(6,193)	(4,259)	(15,334)	(9,746)

LOSS BEFORE TAX	(1,343,815)	(2,532,771)	(1,172,816)	(2,861,088)

Tax expense	(1,555)	(76,418)	(77,207)	(76,418)

NET LOSS	$(1,345,370)	$(2,609,189)	$(1,250,023)	$(2,937,506)

Other comprehensive income:
Foreign currency translation gain/(loss)	1,046,789	(18,603)	839,344	(391,533)

COMPREHENSIVE LOSS	$(298,581)	$(2,627,792)	$(410,679)	$(3,329,039)

Earnings per share - Basic and diluted	(0.017)	(0.157)	(0.023)	(0.218)
Weighted average shares outstanding and per share amount have been adjusted for the periods shown to reflect the 12-for-1 reverse stock split effected on July 20, 2023, on a retroactive basis as described in Note 10.	17,967,663	16,774,370	17,768,393	15,250,883

See accompanying notes to the condensed consolidated financial statements.

 BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AS OF SEPTEMBER 30, 2024 AND 2023

(Amount expressed in United States Dollars (“US$))

(Unaudited)

	Common stock		Additional	Accumulated	Other	Total
	Number of shares	Amount	paid in capital	surplus/ (deficit)	comprehensive losses	stockholders’ equity
Balance as of December 31, 2022	14,476,513	$10,929,574	$(5,011,891)	$1,156,392	$(409,062)	$6,665,013
Impacts arising from application of Topic 326	-	-	-	(371,627)	-	(371,627)
Balance as of January 1, 2023, (restated)	14,476,513	10,929,574	(5,011,891)	784,765	(409,062)	6,293,386
Net loss for the period	-	-	-	(69,066)	-	(69,066)
Foreign currency translation loss	-	-	-	-	(39,039)	(39,039)
Balance as of March 31, 2023	14,476,513	$10,929,574	$(5,011,891)	$715,699	$(448,101)	$6,185,281
Net loss for the period	-	-	-	(259,251)	-	(259,251)
Foreign currency translation loss	-	-	-	-	(333,891)	(333,891)
Balance as of June 30, 2023	14,476,513	$10,929,574	$(5,011,891)	$456,448	$(781,992)	$5,592,139
Net loss for the period	-	-	-	(2,609,189)	-	(2,609,189)
Round up shares	1,044,351	1,046	-	-	-	1,046
Issuance of shares*	1,437,500	5,750,000	-	-	-	5,750,000
Issuance of shares#	834,299	600,695	-	-	-	600,695
Foreign currency translation loss	-	-	-	-	(18,603)	(18,603)
Balance as of September 30, 2023	17,792,663	$17,281,315	$(5,011,891)	$(2,152,741)	$(800,595)	$9,316,088

Share activity (number of shares or both number and amount of shares) has been adjusted for the periods shown to reflect the 12-for-1 reverse stock split effected on July 20, 2023, on a retroactive basis

* 1,437,500 shares of common stock were issued to the underwriter.
# 834,299 shares of common stock were issued to professional parties and board members

	Common stock		Additional		Other	Total
	Number of shares	Amount	paid in capital	Accumulated deficit	comprehensive (losses)/gain	stockholders’ equity
Balance as of December 31, 2023	17,667,663	$17,191,315	$(5,011,891)	$(1,844,278)	$(677,294)	$9,657,852
Net loss for the period	-	-	-	(103,757)	-	(103,757)
Foreign currency translation loss	-	-	-	-	(209,908)	(209,908)
Balance as of March 31, 2024	17,667,663	$17,191,315	$(5,011,891)	$(1,948,035)	$(887,202)	$9,344,187
Net profit for the period	-	-	-	199,104	-	199,104
Foreign currency translation gain	-	-	-	-	2,463	2,463
Balance as of June 30, 2024	17,667,663	$17,191,315	$(5,011,891)	$(1,748,931)	$(884,739)	$9,545,754
Net loss for the period	-	-	-	(1,345,370)	-	(1,345,370)
Issuance of shares @	300,000	141,000	-	-	-	141,000
Foreign currency translation gain	-	-	-	-	1,046,789	1,046,789
Balance as of September 30, 2024	17,967,663	$17,332,315	$(5,011,891)	$(3,094,301)	$162,050	$9,388,173

@ 300,000 shares of common stock were issued for professional services rendered

Share activity (number of shares or both number and amount of shares) has been adjusted for the periods shown to reflect the 12-for-1 reverse stock split effected on July 20, 2023, on a retroactive basis as described in Note 10.

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,250,023)	$(2,937,506)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right of use asset	35,507	15,620
Allowances for expected credit losses	122,843	1,372,573
Recovered for expected credit losses	(842,401)	-
Bad debts	-	4,175
Depreciation of property, plant and equipment	74,611	63,147
Dividend income	(59,653)	(48,892)
Fair value gain on other investments	(63,650)	(223,284)
Loss arising from settlement of supplier contract dispute	29,140	-
Gain on disposal of other investments	(35,098)	-
Gain on lease termination	(578)	-
Interest	6,974	6,794
Property, plant and equipment written off	-	18
Share-base compensation	141,000	601,741
Stock written off	-	392
Operating loss before working capital changes	(1,841,328)	(1,145,222)

Changes in operating assets and liabilities:
Inventories	(251,306)	(130,502)
Trade and other receivables	150,638	505,667
Trade and other payables	(257,832)	(364,617)
Advance payment from customer	22,834	(14,905)
Operating lease liabilities	(24,342)	81,989
Tax recoverable	36,847	27,904
Net cash used in operating activities	(2,164,489)	(1,039,686)

Cash flows from investing activities:
Acquisition of other investment	(486,170)	(296,109)
Dividend income	59,653	48,892
Purchase of plant and equipment	(222,967)	(148,461)
Proceeds from disposal of other investments	494,741	26,854
Proceeds from settlement of supplier contract dispute	78,787	-
Net cash used in investing activities	(75,956)	(368,824)

Cash flows from financing activities:
Interest	(6,974)	(6,794)
Advances from Directors	5,362	-
Shares subscriptions	-	5,750,000
Net cash (used in)/generated from financing activities	(1,612)	5,743,206

Foreign currency translation adjustment	449,940	(306,677)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,792,117)	4,028,019
CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL PERIOD	5,929,336	2,118,864

CASH AND CASH EQUIVALENTS, END OF FINANCIAL PERIOD	$4,137,219	$6,146,883

CASH AND CASH EQUIVALENTS INFORMATION:
Fixed deposits placed with financial institutions	$2,075,503	$1,442,098
Cash at bank	2,061,716	4,704,785
Cash and cash equivalents, end of financial period	4,137,219	6,146,883

Supplementary cash flow information:
Interest paid	$(15,334)	$(9,746)
Income tax refunded	-	315
Income tax paid	(39,842)	(47,808)

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

The corporate structure as at September 30, 2024 is depicted below:

BioNexus Gene Lab Corp.
a Wyoming company

100% owned		100% owned
MRNA Scientific Sdn. Bhd. (formerly “Bionexus Gene Lab Sdn. Bhd.”), a Malaysian company		Chemrex Corporation Sdn. Bhd., a Malaysian Company

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

•	Basis of presentation

The accompanying condensed consolidated financial statements as of and for the nine months ended September 30, 2024 and 2023 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The Condensed Consolidated Balance Sheet information as of December 31, 2023 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024. These financial statements should be read in conjunction with that report.

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

•	Expected credit losses

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

Inventories consisting of products available for sale are stated at the lower of cost or net realizable value. Cost of inventory is determined using the first-in, first-out (FIFO) method. Inventory reserve is recorded to write down the cost of inventory to the estimated net realizable value due to slow-moving merchandise and damaged goods, which is dependent upon factors such as historical and forecasted consumer demand, and promotional environment. The Company takes ownership, risks, and rewards of the products purchased. Write downs are recorded in cost of revenues in the Statement of Operations and Comprehensive Income.

BIONEXUS GENE LAB CORP.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

•	Leases

Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest (“discount rate”) in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is based on reference of a borrowing rate from the country where the operating subsidiary is located. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

•	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on a straight-line basis to write off the cost over the following expected useful lives of the assets concerned.

The principal annual rates used are as follows:
Principal
Categories	Annual Rates
Air conditioner	20%
Buildings	2%
Computer and software	33%
Equipment	20%
Furniture and fittings	10% to 20%
Lab Equipment	10%
Motor vehicle	10% to 20%
Office equipment	20%
Renovation	10% to 20%
Signboard	10%
Solar PV System	20%
Machinery	20%

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfils its obligations under each of its agreements:

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose uncertain tax positions taken in their financial statements or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

The functional currency of the Company is the United States Dollar (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the subsidiaries maintain their books and records in a local currency, Malaysian Ringgit (“MYR” or “RM”), which is functional currency as being the primary currency of the economic environment in which the subsidiaries operate.

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

Translation of amounts from MYR into US$1.00 has been made at the following exchange rates for the respective period and year:

	September 30,	December 31,
	2024	2023
Period ended September 30, 2024 /Year-ended December 31, 2023 US$1: MYR exchange rate	4.1220	4.5900

	January 1, 2024 to September 30, 2024	January 1, 2023 to September 30, 2023
9 months average US$1: MYR exchange rate	4.6327	4.5192

•	Related parties

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

As of September 30, 2024, and December 31, 2023, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

☐	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact this ASU may have on its unaudited condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its unaudited condensed consolidated financial statements and related disclosures.

The Company does not expect that any other recently issued accounting pronouncements will have a significant effect on its condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 3 - TRADE RECEIVABLES

The Company has performed an analysis on all its trade receivables. As such, trade receivables are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful debts and expected credit losses is made when collection of the full amount is no longer probable. Bad debts are written off as identified for the quarter ended September 30, 2024. The Company’s trade receivables consist of receivable from customers which are unrelated to the Company. The account receivables are interest bearing at a rate of 6% per annum on Interlink Techno started in May 2021 through June 2023. From July 2023 onwards, Chemrex had increased the interest to 8.4%. Chemrex imposed 6% per annum interest on Mawintech Sdn Bhd from May 2021 through the current date. The normal trade credit terms are generally 30 days to 90 days.

	As of
	September 30,	December 31,
	2024	2023

Trade receivables	2,072,588	2,107,182
Allowances for expected credit losses	(596,332)	(1,314,427)
Foreign translation differences	(50,913)	(6,919)
	$1,425,343	$799,674

Movement for trade receivables allowance for impairment accounts:

	As of
	September 30,	December 31,
	2024	2023
At January 1, 2024 and January 1, 2023	1,307,508	-
Impacts arising from application of Topic 326	-	371,627
At January 1, 2024 and January 1, 2023, (restated)	1,307,508	371,627
Charge for the period/year
Allowances for expected credit losses	853,686	942,800
Recovered for expected credit losses	(1,571,782)	-
Foreign translation differences	57,832	(6,919)

	$647,244	$1,307,508

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

	As of
	September 30,	December 31,
	2024	2023
Tax Recoverable
Local	$-	$-
Foreign, representing Malaysia	(22,132)	(57,588)
Tax Recoverable	(22,132)	(57,588)

Income tax liabilities:
Local	$-	$-
Foreign, representing Malaysia	-	-
Income tax payables	-	-

Deferred tax liabilities:
Local	$-	$-
Foreign, representing Malaysia	13,646	12,255
Deferred tax liabilities	13,646	12,255
Total	(8,486)	(45,333)

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.

The present value of the lease payments are discounted with rates ranging from 6.40% to 6.65% per annum. These rates are reference from base rate of Malayan Banking Berhad, the largest bank in Malaysia.

The lease payments of operating lease are classified within operating activities in the statement of cash flows.

Operating lease right of use assets as follows:
	As of
	September 30,	December 31,
	2024	2023
Balance as of beginning of the period/year	$141,544	$55,730
Add: Addition of lease liabilities (1)	142,865	113,279
Less: Amortization (2)	(35,507)	(25,038)
Less: lease termination (3)	(24,759)	-
Foreign translation differences	8,604	(2,427)
Balance as of end of the period/year	$232,747	$141,544

Operating lease liabilities as follows:
	September 30,	December 31,
	2024	2023
Balance as of beginning of the period/year	$133,395	$56,775
Add: Addition of lease liabilities (1)	142,865	113,279
Less: gross repayment	(40,701)	(39,798)
Add: imputed interest (4)	8,360	5,613
Less: lease termination (3)	(25,337)	-
Foreign translation differences	7,999	(2,474)
Balance as of end of the year	226,581	133,395
Less: lease liability current portion	(48,214)	(34,632)
Lease liability non-current portion	$178,367	$98,763

(1) During the nine months period ended September 30, 2024, the Company had entered into a new operating lease of office space in Malaysia for 5 years. An additional right-of-use assets at $142,865 and lease liabilities at $142,865 are recognised upon the commencement of lease term

(2) The amortization of the right of use asset for the nine months’ period ended September 30, 2024, and nine months’ period ended September 30, 2023 were $35,507 and $15,620 respectively.

(3) During the nine months period ended September 30, 2024, the Company agreed to terminate its operating lease arrangement for office space in Malaysia, effective August 31, 2024. Accordingly, at the date of termination of the operating lease, the Company expensed a right-of-use-asset, net of accumulated depreciation, of $24,759 and recorded a write-off of lease liability of $25,337, with a gain on lease termination recorded for $578.

Other information:

	As of
	September 30,	December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flow from operating lease	$(24,342)	76,620
Right of use assets obtained in exchange for operating lease liabilities	232,747	141,544
Remaining lease term for operating lease (years)	4.67	4.50

Weighted average discount rate for operating lease	$6.65%	6.53%

4) Lease expenses for the nine months’ period ended September 30, 2024 and nine months’ period ended September 30, 2023 were $8,360 and $3,311 respectively. A gain on lease termination for the nine months’ period ended September 30, 2024 and nine months’ period ended September 30, 2023 were $578 and nil respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:
	As of
	September 30,	December 31,
	2024	2023
Air conditioner	$1,124	$1,124
Computer and software	5,880	3,923
Equipment	65,214	60,412
Furniture and fittings	98,883	100,118
Lab equipment	320,102	320,102
Land and buildings (*)	1,506,969	1,506,969
Motor vehicle	161,148	161,148
Office equipment	36,592	33,914
Renovation	101,137	98,597
Signboard	806	806
Solar PV System	16,935	-
Machinery (**)	190,341	-
Capital work in progress	-	109,509
	2,505,131	2,396,622
Less: Accumulated depreciation	(729,247)	(659,115)
Add: Foreign translation differences	(47,204)	(225,889)
Property, plant and equipment, net	$1,728,680	$1,511,618

Depreciation expense for the nine months’ period ended September 30, 2024, and 2023 were $74,611 and $63,147 respectively.

* includes an amount of approximately MYR4,372,574 (approximately $1,075,814) being the building that is under offer for purchase, as explained in Note 14.

** includes an amount of $190,341 as explained in Note 14.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 7 - OTHER INVESTMENTS

	As of
	September 30,	December 31,
	2024	2023
As of beginning of the period/year	$1,699,831	$1,150,898
Addition during the year	486,170	320,733
Disposal during the year	(459,642)	(26,146)
Fair value gain	63,650	313,859
Impairment on other investment	-	(6,194)
Foreign exchange translation	204,166	(53,319)
As of end of the period/year	$1,994,175	1,699,831

The other investments consist of the following shares:
	As of
	September 30,	December 31,
	2024	2023
Investment in quoted shares:
Malaysia	947,310	1,138,863
Singapore	178,127	79,577
Hong Kong	626,017	481,391
	$1,751,454	$1,699,831

Investment in unquoted shares:
Malaysia	242,721	-
	$1,994,175	$1,699,831

The Company accounts for its investments in equity securities that represent less than 20% ownership, and for which the Company does not have the ability to exercise significant influence, subsequently at fair value in the balance sheets. Unrealized gains and losses for equity securities are recognized in other income and expenses.

The Company measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. Gains and losses on these securities are recognized in other income and expenses.

NOTE 8 - TRADE PAYABLES

Trade payables are amounts billed to the Company by suppliers for goods and services in the ordinary course of business. All amounts have short-term repayment terms and vary by supplier.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 9 - CONCENTRATION OF RISKS

a)	Major customers

For three months September 30, 2024, and 2023, the customers who accounted for 10% or more of the Company's revenues and its accounts received balance at period-end are presented as follows:

	2024	2023	2024	2023	2024	2023
	Revenues		Percentage of revenues		Accounts receivable trade
Customer A	$388,520	$-	14.77%	-	$61,438	$-
	$388,520	$-	14.77%	-	$61,438	$-

For nine months ended September 30, 2024, and 2023, the Company did not have any material recognizable major customers accounted for 10% or more of the Company’s revenue.

b)	Major suppliers

For three months ended September 30, 2024, and 2023, the suppliers who accounted for 10% or more of the Company’s cost of sales and their balances at year ended are presented as follows:

	2024	2023	2024	2023	2024	2023
	Purchase		Percentage of purchases		Accounts payable trade
Vendor A	$586,206	$353,697	25.44%	16.08%	$177,783	$279,092
Vendor B	$386,895	$407,094	16.79%	18.51%	$317,624	$467,447
Vendor C	$347,281	$320,413	15.07%	14.57%	$313,016	$316,067
	$1,320,382	$1,081,204	57.30%	49.16%	$808,423	$1,062,606

For nine months ended September 30, 2024, and 2023, the suppliers who accounted for 10% or more of the Company’s cost of sales and their balances at year ended are presented as follows:

	2024	2023	2024	2023	2024	2023
	Purchase		Percentage of purchases		Accounts payable trade
Vendor A	$1,069,272	$922,895	17.80%	14.34%	$177,783	$279,092
Vendor B	$1,058,928	$1,077,986	17.63%	16.75%	$317,624	$467,447
Vendor C	$968,574	$1,167,862	16.13%	18.15%	$313,016	$316,067
	$3,096,774	$3,168,743	51.56%	49.24%	$808,423	$1,062,606

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

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

In August 2024, 300,000 shares of common stock were issued to professional parties or service providers in lieu of cash for services rendered.

NOTE 11 – SEGMENTED INFORMATION

At September 30, 2024, the Company (“BGLC”) operates in the biochemical industry segment through its two Malaysian subsidiaries, MRNA Scientific Malaysia (formerly known as Bionexus Gene Lab Sdn. Bhd.) and Chemrex.

BioNexus Gene Lab Corp.
a Wyoming company

100% owned		100% owned
MRNA Scientific Sdn. Bhd. (formerly “Bionexus Gene Lab Sdn. Bhd.”), a Malaysian company		Chemrex Corporation Sdn. Bhd., a Malaysian Company

At September 30, 2024, the Company (“BGLC”) operates in the biochemical industry segment through its two Malaysian subsidiaries, MRNA Scientific Malaysia and Chemrex Corporation.

For the nine months ended September 30, 2024, segmented (unaudited) revenue and net (loss)/profit (Currency expressed in United States Dollars (“US$”) are as follows:

	MRNA Scientific	Chemrex Corporation	BGLC	Total
	Nine months ended September 30, 2024

REVENUE	$11,224	$6,975,567	$-	$6,986,791

COST OF REVENUE	(6,723)	(5,999,781)	-	(6,006,504)

GROSS PROFIT	4,501	975,786	-	980,287

OTHER INCOME	98,830	1,298,649	-	1,397,479

OPERATING EXPENSES
General and administrative	(475,762)	(2,149,306)	(910,180)	(3,535,248)

(LOSS)/PROFIT FROM OPERATIONS	(372,431)	125,129	(910,810)	(1,157,482)

FINANCE COSTS	(8,360)	(6,848)	(126)	(15,334)

(LOSS)/PROFIT BEFORE TAX	(380,791)	118,281	(910,306)	(1,172,816)

Tax expense	-	(77,207)	-	(77,207)

NET (LOSS)/PROFIT	$(380,791)	$41,074	$(910,306)	$(1,250,023)

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023
	Total Assets		Total Liabilities
	2024	2023	2024	2023
BGLC & MRNA Scientific	$4,027,423	5,002,908	$469,710	$176,805
Chemrex Corporation	6,967,632	6,462,614	1,137,172	1,601,002
TOTAL	10,995,055	11,465,522	1,606,882	1,777,807

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2024 up through November 15, 2024 of these consolidated financial statements.

NOTE 13 – SIGNIFICANT EVENT

On January 12, 2024, our subsidiary, MRNA Scientific issued a termination notice to one of our suppliers for failing to deliver hardware of merchantable quality, for a contract with the value of MYR500,000 (approximately USD $109,000). Through subsequent negotiations, MRNA Scientific has been offered a without prejudice settlement of MYR350,000 (approximately USD $76,000) via a letter from the suppliers’ legal counsel, dated March 21, 2024.

On 30 May 2024, the supplier had proposed to collect the hardware from MRNA Scientific premises and upon the hardware being returned intact in same condition per deliver, the supplier would refund the sum of MYR350,000 to MRNA Scientific.

The supplier then duly refunded the sum on June 14, 2024 whereby MRNA Scientific had confirmed the receipt on June 19, 2024. MRNA Scientific then net off the receipt with fixed asset decapitalization in Balance Sheet while the remaining balance was recorded in the book as loss arising from settlement of supplier dispute in Income Statement.

NOTE 14 – AUDIT COMMITTEE OBSERVATIONS & PENDING INVESTIGATIONS

In connection with the Company’s preparation and review of its financial statements for the period ending September 30, 2024, the Audit Committee reviewed a number of transactions occurring at our wholly owned subsidiary, Chemrex Corporation Sdn. Bhd. ("Chemrex"), which were concerning to the Audit Committee and as a result, it has initiated investigations into the following matters;

A. Property Sale No. 4 Jalan CJ1/6 to CCRE Composite Sdn. Bhd.

On September 30, 2024, Chemrex entered into an Offer to Purchase Agreement with CCRE Composite Sdn. Bhd. to sell certain property located at No. 4, Jalan CJ 1/6B, Taman Cheras Jaya, Batu 11, 43300 Seri Kembangan, Selangor. The property is the main operating premises of Chemrex. The purchase price agreed upon in this transaction was MYR 4,400,000 (approximately USD $1,067,433), with specific terms outlined for deposits and completion requirements. An initial payment of MYR 44,000 (approximately USD $10,674) was made to Chremrex by the buyer subsequent to the end of the reporting period.

As mentioned, the Audit Committee has initiated an internal review of this transaction due to potential concerns that it may have been entered into without the appropriate authorization as mandated by corporate policies and Malaysian law. In addition, the terms of the transaction appear to be inconsistent with arm’s length transactions. The review is currently underway to assess compliance with internal controls over financial reporting and whether appropriate authority was granted to those involved in the transaction as well as whether the transaction was in compliance with Malaysian law. For the financial statements as of September 30, 2024, there is no immediate impact since the Offer to Purchase Agreement was signed on the last day of the current period, and the initial payment was received after the period-end. However, future impacts will depend on the completion status or potential rescission of the transaction.

B. Transactions with Honkuk Material Sdn. Bhd.

Chemrex engaged in transactions with Honkuk Material Sdn. Bhd., a related party by virtue of being owned by a number of Directors of Chemrex. The transactions relate to the purchase of materials totalling MYR789,696 (approximately USD $170,460) in conjunction with a manufacturing business recently engaged in by Chemrex. These transactions appear to lack independent review and board authorization and are currently undergoing further review.

C. Unauthorized Directors Remuneration Increases

Director remuneration for Chemrex directors was substantially increased by approximately MYR4,248,000 (approximately USD $916,954) during the third fiscal quarter of 2024. The payment increase appears to; lack documented board approval, have been inappropriately authorized and excessively exceed normal director compensation in violation of fiduciary responsibilities. The Audit Committee is reviewing the process undertaken and the transactions are undergoing investigation.

D. Transactions with Mr. Wong Kim Hai

Mr. Wong Kim Hai, a director of Chemrex, received payments during the current quarter from Chemrex totaling MYR200,000 (approximately USD $43,171). These payments appeared to lack documented board approval and be inappropriately authorised.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

E. Transactions with Quote Me Sdn. Bhd.

Chemrex engaged in a transaction involving the purchase of technical know-how and machinery from a Malaysian company named Quote Me Sdn. Bhd.

The purchase agreement made on August 1, 2024 was for MYR 855,000 (approximately USD $190,341) in exchange for the transfer of machinery and know-how which appear to be related to Chemrex’s operations. These assets are currently reflected on our balance sheet as of the end of the current quarter.

However, the Audit Committee subsequently determined that Quote Me Sdn. Bhd. was a dissolved entity which raises concerns over the legitimacy of the transaction.

If the transaction is rescinded, it would impact the Company’s balance sheet as of the December 31, 2024 fiscal year end, potentially requiring adjustments to reduce both asset and liability accounts related to this transaction. Additionally, any previously recognized expenses, capitalized assets, or amortization related to the acquired know-how and machinery would need to be reconsidered, which could affect the profit or loss statements for the affected periods.

All of the above transactions are currently under review and investigation by the Audit Committee. In some instances, the Audit Committee has retained special counsel to assist in the investigation. The Company will provide updates of material irregularities regarding the above transactions.

NOTE 15 – RELATED PARTY TRANSACTIONS

As mentioned in Note 14, we have a number of ongoing investigations, however, as of the date of this filing the following represent the related party transactions known to us which occurred during the current quarter;

A. Transactions with Honkuk Material Sdn. Bhd.

As mentioned in Note 14(B) above, during the third quarter of 2024, Chemrex purchased materials totaling MYR 789,696 (approximately USD $170,460) from Honkuk Material Sdn. Bhd., a company owned by certain directors of Chemrex. These materials were acquired to support Chemrex’s recent entry into manufacturing operations.

Governance Review:

As these transactions involved related parties, they are undergoing further review by the Audit Committee to confirm that all necessary internal controls and governance procedures were followed. While formal board approval and independent review were not initially documented, management is working closely with the Audit Committee to assess compliance with applicable policies and ensure transparency.

Financial Reporting Impact:

This disclosure is made in line with ASC 850, Related Party Disclosures, to provide stakeholders with information on transactions involving related parties. If adjustments to these transactions are deemed necessary based on the review, they will be reflected in future financial statements.

B. Payments to Mr. Wong Kim Hai

As mentioned in Note 14(D) above, during the third quarter of 2024, Chemrex made payments totaling MYR 200,000 (approximately USD $43,171) to Mr. Wong Kim Hai, a director of Chemrex, as part of his compensation for services. These payments did not initially include documented board approval.

Review of Authorization:

The Audit Committee is conducting a review to confirm that all governance and authorization procedures were properly observed. Management and the Audit Committee are committed to ensuring that all transactions with related parties are documented in compliance with internal policies and applicable governance standards.

Disclosure and Financial Impact:

Consistent with ASC 850 requirements, these transactions are disclosed to provide transparency regarding related-party arrangements. Any adjustments that may result from the ongoing review will be reported in subsequent periods as necessary.

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

BGLC is an emerging technology company focused on the application of functional genomics to enable early detection of infectious diseases and cancers. On August 23, 2017, we acquired all of the outstanding capital stock of MRNA Scientific Malaysia, which was incorporated in Malaysia on April 7, 2015. MRNA Scientific Malaysia owns algorithm software, technology, and know-how related to the detection of common diseases through blood analysis which we use in our business. Our non-invasive blood screening tests analyze changes in ribonucleic acid (or RNA) to Coronavirus, Dengue, HIV, HPV and the risk potentiality of cancers diseases. This unique blood genomic biomarker approach is based on the scientific observation that circulating blood reflects, in a detectable way, what is occurring throughout the body currently.

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

The results of operations for Chemrex were adversely impacted during fiscal year 2023 and the slow recovery into 2024 as the businesses of Chemrex customers especially manufacturers continue to suffer from the lingering impact of Covid and supply chain shocks to the global economy. Many customers across Malaysia saw their supply chains interrupted, demand for their products and services decline and experienced shortages in supplies and inputs.

Recent Developments.

On July 1, 2024, the Company entered into an advisory service agreement with Maxim Group LLC (“Maxim”) to provide merger and acquisition (M&A) services, general financial advisory services, and investment banking services to the Company. The Company agreed and issued 300,000 shares of our common stock to Maxim for such service. Pursuant to the agreement, Maxim agrees to return a proportionate number of the shares to the company if Maxim is in material breach of the agreement.

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

(b) Notification of delisting and stay of suspension

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

On November 5, 2024, BioNexus Gene Lab Corp (the "Company") received a notification from the Nasdaq Stock Market LLC ("Nasdaq") indicating that the Company’s common stock will be delisted from the Nasdaq Capital Market due to its failure to comply with Nasdaq Listing Rule 5550(a)(2), which requires listed securities to maintain a minimum bid price of $1 per share. The Company had been provided two consecutive 180-day grace periods, ending on November 4, 2024, to regain compliance but was unable to meet the requirement within the designated period.

In response, on November 8, 2024, the Company submitted a formal request for a hearing before a Nasdaq Hearings Panel to appeal the delisting determination. The Nasdaq Hearings Department has acknowledged receipt of the Company’s hearing request, which stays the suspension of trading of the Company’s common stock pending a decision by the Panel. The Company intends to present a compliance plan at the hearing, including potential corrective actions such as a reverse stock split, among other strategic initiatives, to regain compliance with Nasdaq’s listing standards.

(c) Appointment of director, committee appointments, and appointment of officers

On November 5, 2024, the Board of Directors of the Company appointed Ms. Jook Yuen Low as an independent director to the Board, effective immediately. Ms. Low has also been assigned to serve as a member of the Audit Committee and the Nomination & Corporate Governance Committee, bringing her expertise in corporate governance, legal compliance, and audit oversight. Ms. Low will serve in her capacity until the next annual meeting of shareholders.

Ms. Low (Age 46) holds a Bachelor of Laws (LL.B) and a Master of Business in Public Relations from the Queensland University of Technology, Australia. She was called to the Bar as an Advocate & Solicitor of the High Court of Malaya in 2004. Currently, Ms. Low is a partner at the law firm Azura Mokhtar & Low. Her legal career spans over 20 years, during which she has gained substantial experience in conveyancing, corporate law, and wealth management consulting. Her expertise includes advising on property, real estate, banking transactions, and corporate agreements such as shareholders’ agreements, joint ventures, and power of attorney.

There is no arrangement or understanding between the new director and any other person pursuant to which the new director was selected to be a director of the Company.

Ms. Low will receive the standard independent director compensation set by the Compensation Committee of the Company, which is $1,000 USD per month.

Except as stated above, there is no material plan, contract or arrangement (whether or not written) to which the new director is a party or in which each party participates that is entered into or a material amendment in connection with the triggering event or any grant or award to any such covered person or modification thereto, under any such plan, contract or arrangement in connection with any such event.

Additionally, the Board has re-appointed Mr. Su-Leng Tan Lee as Secretary of the Company and has appointed him as President, effective immediately. No change has been made to his compensation package as a result of his appointments.

(d) Internal Controls Enhancement

During and subsequent to the reporting period ending September 30, 2024, as a result of recent transactions occurring at its Chemrex subsidiary (See Note 14 to Unaudited financial statements included in this 10-Q filing), the Company focused on enhancing its internal control environment and improving governance procedures within its Chemrex subsidiary. Following the internal review of these recent transactions, management has implemented additional protocols to strengthen compliance with corporate policies and regulatory requirements, particularly concerning related-party transactions and transaction authorization at the subsidiary level.

The Company also acknowledges a recent communication from our independent auditors JP Centurion & Partners, in which the audit firm expressed concerns regarding certain aspects of Chemrex’s financial reporting and internal control structure. The Company is addressing these matters through comprehensive oversight, led by the audit committee, to ensure transparency, accuracy, and compliance in all reported information. These efforts aim to reinforce the integrity of our financial reporting and provide shareholders with reliable information on the Company’s operational and financial performance.

Translation of amounts from MYR into US$1.00 has been made at the following exchange rates for the respective period and year:

	September 30,	December 31,
	2024	2023
Period ended September 30, 2024 /Year-ended December 31, 2023 US$1: MYR exchange rate	4.1220	4.5900

	January 1, 2024 to September 30, 2024	January 1, 2023 to September 30, 2023
9 months average US$1: MYR exchange rate	4.6327	4.5192

Results of Operations

Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023.

The following table sets forth key selected financial data for the three months ended September 30, 2024 and 2023.

Consolidated

	Three months ended
	September 30,
	2024	2023
REVENUE	$2,630,376	$2,553,686

COST OF REVENUE	(2,303,840)	(2,199,354)

GROSS PROFIT	326,536	354,332

OTHER INCOME	465,527	199,284

OPERATING EXPENSES
General and administrative	(2,129,685)	(3,082,128)

LOSS FROM OPERATIONS	(1,337,622)	(2,528,512)

FINANCE COSTS	(6,193)	(4,259)

LOSS BEFORE TAX	(1,343,815)	(2,532,771)

Tax expense	(1,555)	(76,418)

NET LOSS	$(1,345,370)	$(2,609,189)
Other comprehensive income:
Foreign currency translation gain/(loss)	1,046,789	(18,603)

COMPREHENSIVE LOSS	$(298,581)	$(2,627,792)

Segmented Information

	MRNA Scientific	Chemrex Corporation	MRNA Scientific	Chemrex Corporation
	Three months ended September 30, 2024		Three months ended September 30, 2023
REVENUE	$2,563	$2,627,813	$16,536	$2,537,150

COST OF REVENUE	(2,118)	(2,301,722)	(7,301)	(2,192,053)

GROSS PROFIT	445	326,091	9,235	345,097

OTHER INCOME	22,772	442,755	1,757	197,527

OPERATING EXPENSES
General and administrative	(290,544)	(1,452,543)	(71,870)	(1,322,231)

LOSS FROM OPERATIONS	(267,327)	(683,697)	(60,878)	(779,607)

FINANCE COSTS	(3,765)	(2,415)	(1,677)	(2,582)

LOSS BEFORE TAX	(271,092)	(686,112)	(62,555)	(782,189)

Tax expense	-	(1,555)	-	(76,418)

NET LOSS	$(271,092)	$(687,667)	$(62,555)	$(858,607)

Revenue. For the quarter ended September 30, 2024, we had total revenue of $2,630,376 as compared to total revenue of $2,553,686 for the quarter ended September 30, 2023, an increase of 3% from the prior quarter.

Chemrex contributed $2,627,813 (99.9%) of the total revenue for the current quarter ended September 30, 2024, as compared to $2,537,150 (99.4%) of the total revenue for the quarter ended September 30, 2023. Chemrex’s revenues slight increase of 3.6% from same quarter last year was due to an increase in purchases from existing customers.

MRNA Scientific contributed $2,563 (0.1%) of the total revenue for the quarter ended September 30, 2024, compared to $16,536 (0.6%) of the total revenue for the quarter ended September 30, 2023. Revenues decreased by $13,973 from the same quarter last year, reflecting an 84.5% decline due to fewer client referrals from diagnostics centers.

Cost of Revenue. For the quarter ended September 30, 2024, we incurred $2,303,840 in cost of revenues, as compared to $2,199,354 for the quarter ended September 30, 2023, a slight increase of 4.8% was due to higher sales and fluctuations in purchasing conditions.

Chemrex had incurred $2,301,722 (99.9%) of the total cost of revenue during the current quarter period ended September 30, 2024, as compared to the quarter ended September 30, 2023, wherein Chemrex had incurred $2,192,053 (99.7%) of the total cost of revenue. The slight decrease in Chemrex’s cost of revenues for the current period was due to decreased revenues.

MRNA Scientific had incurred $2,118 (0.1%) of the total cost of revenues during the current quarter period ended September 30, 2024, as compared to $7,301 (0.3%) for the quarterly period ended September 30, 2023. Cost of revenue decreased by $5,183 from prior quarter due to its decreased revenues as stated above.

Gross Profit. For the quarterly period ended September 30, 2024, we had total gross profit of $326,536 as compared to gross profit of $354,332 for the quarterly period ended September 30, 2023. The decrease of 7.8% from the prior period is due to the reasons discussed above.

Chemrex contributed $326,091 (99.9%) of the total gross profit for the current quarter ended September 30, 2024, as compared to $345,097 (97.4%) of the total gross profit for the quarter ended September 30, 2023. Chemrex’s gross profit decreased by $19,006 reflecting a decline of 5.5% from the prior quarter due to general business fluctuations.

MRNA Scientific contributed $445 (0.1%) of the total gross profit of $326,536 for the current quarter ended September 30, 2024 as compared to gross profit of $9,235 (2.6%) of the total gross profit of $354,332 from the quarter ended September 30, 2023. The decrease of $8,790 from the prior period is due to decreased revenues for the current period.

Other Income. For the quarterly period ended September 30, 2024, we had $465,527 in other income, as compared to of $199,284 for the quarterly period ended September 30, 2023, an increase of approximately 133.6%.

Chemrex contributed $442,755 (95.1%) to other income for the current quarter ended September 30, 2024, as compared to $197,527 (99.1%) of other income for the quarter ended September 30, 2023. Chemrex’s other income increased by 124.1% due to dividends received from other investments, increases in fixed deposits resulting in higher interest income, gains on equity investment, and the recovery of doubtful debts and loss allowances.

MRNA Scientific contributed $22,772 (4.9%) of other income for the current quarter ended September 30, 2024, as compared to $1,757 (0.9%) of the other income for the quarter ended September 30, 2023. The increase of $21,015, approximately 1,196%, is due to increases in fixed deposits resulting in higher interest revenue, along with higher rental income and gain on unrealised forex transactions.

Operating Expenses. For the quarter ended September 30, 2024, we had total operating expenses of $2,129,685 compared to total operating expenses of $3,082,128 for the quarter ended September 30, 2023. The decrease of approximately 30.9% primarily stemmed from lower professional expenses at the parent level which were related to our Nasdaq listing in 2023, along with a reduction in share-based compensation and a lower provision for loss allowance from Chemrex.

Chemrex incurred $1,452,543 (68.2%) of the total operating expenses for the current quarter ended September 30, 2024, compared to $1,322,231 (42.9%) of the total operating expenses for the quarter ended September 30, 2023. The increase of approximately 9.9% was due to increases in directors’ remuneration and staff salaries, and a higher loss on the fair value of investments.

MRNA Scientific incurred $290,544 (13.6%) of the total operating expenses for the quarter ended September 30, 2024, compared to $71,870 (2.3%) of the total operating expenses for the quarter ended September 30, 2023. The increase of approximately 304.3% for the current quarter was due to increases in directors’ remuneration, staff salaries for marketing and business development, amortization of the right-of-use asset, office utilities, additional costs related to losses on realized exchange rates, unrealized exchange rates, and lease terminations.

BGLC, the holding company, incurred $386,598 (18.2%) of total operating expenses for the current quarter ended September 30, 2024, compared to $1,688,027 (54.8%) of total operating expenses for the quarter ended September 30, 2023. This represents a decrease of $1,301,429, or approximately 77.1%, in operating costs for the quarter ended September 30, 2024. The decrease was due to additional professional expenses related to the company's successful listing on Nasdaq, as well as costs incurred for advisory, legal, and underwriting services which occurred in the last quarter of 2023 which were not repeated in the same period of 2024. The reduction also includes discontinued expenses for medical advisers, investor relations services, and securities underwriting.

Loss from Operations. We had a loss from operations of $1,337,622 for the quarter ended September 30, 2024, compared to a loss of $2,528,512 for the quarter ended September 30, 2023, reflecting a reduction of approximately 47.1% from the prior period.

Income tax expense. For the quarter ended September 30, 2024, we had a tax expense of $1,555 as compared to tax expenses of $76,418 for the quarter ended September 30, 2023, for Chemrex. The lower tax expense was lower due to operating losses during the prior period. There was no tax provision for MRNA Scientific-Malaysia for the quarters ended September 30, 2024, and 2023.

Foreign currency exchange gain/(loss). We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the US Dollar. Therefore, any change in the relevant exchange rate would require us to recognize a transaction gain or loss on revaluation. For the three-month period ended September 30, 2024, we experienced a foreign currency gain of $1,046,789 as compared with a foreign currency loss of $18,603 for the three-month period ended September 30, 2023.

Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023.

The following table sets forth key selected financial data for the nine months ended September 30, 2024 and 2023.

Consolidated

	Nine months ended
	September 30,
	2024	2023
REVENUE	$6,986,791	$7,497,739

COST OF REVENUE	(6,006,504)	(6,434,796)

GROSS PROFIT	980,287	1,062,943

OTHER INCOME	1,397,479	511,792

OPERATING EXPENSES
General and administrative	(3,535,248)	(4,426,077)

LOSS FROM OPERATIONS	(1,157,482)	(2,851,342)

FINANCE COSTS	(15,334)	(9,746)

LOSS BEFORE TAX	(1,172,816)	(2,861,088)

Tax expense	(77,207)	(76,418)

NET LOSS	$(1,250,023)	$(2,937,506)

Other comprehensive income:
Foreign currency translation gain/(loss)	839,344	(391,533)
COMPREHENSIVE LOSS	$(410,679)	$(3,329,039)

Segmented Information

	MRNA Scientific	Chemrex Corporation	MRNA Scientific	Chemrex Corporation
	Nine months ended September 30, 2024		Nine months ended September 30, 2023
REVENUE	$11,224	$6,975,567	$28,468	$7,469,271

COST OF REVENUE	(6,723)	(5,999,781)	(14,849)	(6,419,947)

GROSS PROFIT	4,501	975,786	13,619	1,049,324

OTHER INCOME	98,830	1,298,649	3,922	507,870

OPERATING EXPENSES
General and administrative	(475,762)	(2,149,306)	(170,590)	(2,348,127)

(LOSS)/PROFIT FROM OPERATIONS	(372,431)	125,129	(153,049)	(790,933)

FINANCE COSTS	(8,360)	(6,848)	(2,952)	(6,794)

(LOSS)/PROFIT BEFORE TAX	(380,791)	118,281	(156,001)	(797,727)

Tax expense	-	(77,207)	-	(76,418)

NET (LOSS)/PROFIT	$(380,791)	$41,074	$(156,001)	$(874,145)

Revenue. For the nine months period ended September 30, 2024, we had total revenue of $6,986,791 as compared to total revenue of $7,497,739 for the same period in 2023, a 6.8% decrease from the same period last year.

Chemrex contributed $6,975,567 (99.8%) of the total revenue for the nine month period ended September 30, 2024, as compared to $7,469,271 (99.6%) of the total revenue for the same period last year. Chemrex’s revenues had decreased by $493,704 from the same period last year, representing a decline of 6.61%. We had a decrease in revenue in the first two quarters attributable to increased competition and the lack of new projects in the market, resulting in fewer orders from existing customers, however, conditions gradually improved in the third quarter of 2024.

MRNA Scientific contributed $11,224 (0.2%) of total revenue for the nine-month period ended September 30, 2024, compared to $28,468 (0.4%) for the same period last year. MRNA Scientific's revenue decreased by $17,244 from the nine months of 2023, a 60.6% decrease. The decrease in revenue for 2024 was due to RNA machine breakdowns that occurred during the current period for BGS tests along with fewer client referrals from diagnostics centers.

Cost of Revenue. For the nine months period ended September 30, 2024, we incurred $6,006,504 in cost of revenues as compared to $6,434,796 for the same period in 2023, which represents a decrease of $428,292. The 6.7% decrease was due to reduction in costs related to lower revenues discussed above.

Chemrex had incurred $5,999,781 (99.9%) of the total cost of revenue during the current period ended September 30, 2024, as compared to $6,419,947 for the same period in last year wherein Chemrex had incurred (99.8%) of the total in cost of revenue, a decrease of $420,166. The 6.55% decrease was due to the reason stated above.

MRNA Scientific had incurred $6,723 (0.1%) of the total cost of revenues during the current period ended September 30, 2024 as compared to $14,849 (0.2%) for the same period last year. Cost of revenue decreased by $8,126 from the prior nine month period due a reduction of revenues during the current nine month period.

Gross Profit. For the nine months period ended September 30, 2024, we had total gross profit of $980,287 as compared to gross profit of $1,062,943 for the same period in 2023, a decrease of approximately 7.8% from the prior period.

Chemrex contributed $975,786 (99.5%) of the total gross profit for the current nine months period ended September 30, 2024, as compared to $1,049,324 (98.7%) of the total gross profit for the same period last year, a decrease of $73,538. The 7.01% decrease for current period was due to lower revenues, mainly at Chemrex, as stated above.

MRNA Scientific had a gross profit of $4,501 (0.5%) of the total gross profit of $980,287 for the current nine months period ended September 30, 2024, as compared to $13,619 (1.3%) of the total gross profit of $1,062,943 from the same period last year 2023. The gross profit decrease of 67% was due to a reduction in revenues for the current period as stated above.

Other Income. For the nine months period ended September 30, 2024, we had $1,397,479 as compared to $511,792 for the same period in 2023, increased by $885,687 approximately 173.1%.

Chemrex contributed $1,298,649 (92.9%) of other income for the current nine months period ended September 30, 2024, as compared to $507,870 (99.2%) of the other income for the same period last year, an increase of $790,779. The 155.71% increase was generated from dividends received, gain on equity investment, doubtful debts recovered, and provision losses allowance recovered.

MRNA Scientific had $98,830 (7.1%) for nine months period ended September 30, 2024, as compared to $3,922 (0.8%) for the same period in 2023. The 2,419.9% was due to increased interest income from US dollar deposits in Malaysian accounts and gains on unrealised foreign exchange and rental income.

Operating Expenses. For the nine-month period ended September 30, 2024, we had total operating expenses of $3,535,248 compared to total operating expenses of $4,426,077 for the same period in 2023, a decrease of $890,829. The 20.1% decrease was primarily due to BGLC, the holding company, which reduced professional expenses from advisors, attorneys, underwriting costs and share-based compensation.

Chemrex had incurred $2,149,306 (60.8%) of the total operating expenses for the current nine months period in 2024 as compared to $2,348,127(53.1%) of the total operating expenses for the same period last year 2023, a decrease of $198,821. The decrease of 8.47% is due to the reduction in the provision for losses on account receivables.

MRNA Scientific incurred $475,762 (13.5%) of the total operating expenses for the current nine-month period, compared to $170,590 (3.9%) of the total operating expenses for the same period last year, an increase of $305,172. The 178.9% increase in operating costs for the current nine-month period was due to the hiring of new staff for marketing and business development, an increase in directors’ remuneration, additional costs from the settlement of a supplier contract dispute, motor vehicle maintenance fees, and unrealized exchange rate losses of $208,674.

BGLC, the holding company, incurred $910,180 (25.7%) of total operating expenses for the current nine-month period ended September 30, 2024, compared to $1,907,360 (43.1%) of total operating expenses for the same period last year 2023, a decrease of $997,180. The 52.28% reduction for the current period was primarily due to reduced expenses of consultant fees for capital, corporate advisory services and compliance services and share-based compensation. The reduction also includes discontinued expenses for medical advisers, investor relations services, and underwriting costs.

Loss from Operations. We had a loss from operations of $1,157,482 for nine months period ended September 30, 2024, as compared to loss of $2,851,342 for the same period in 2023, a decrease of $1,693,860. The 59.4% decrease was due to the reasons discussed above.

Income tax expense. For the nine-months period ended September 30, 2024, we had income tax provided by Chemrex $77,207 and MRNA Scientific had no tax provision as compared to the same period in 2023 which had a tax estimated $76,418 from Chemrex and no tax provided from MRNA Scientific-Malaysia.

Foreign currency exchange gain/(loss). We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the US Dollar. Therefore, any change in the relevant exchange rate would require us to recognize a transaction gain or loss on revaluation. For the nine-months period ended September 30, 2024, we experienced a foreign currency gain of $839,344 as compared with a foreign currency loss of $391,533 for the same period in 2023.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2024, we had working capital of $5,635,310 compared with working capital of $6,415,877 as of December 31, 2023. The decrease in working capital as of September 30, 2024 was due principally to investments and expansion of operations.

Our primary uses of cash had been for operations and strategic investments. The main sources of cash were generated from operational revenues, the private placement of our common stock, and the proceeds of our public offering. The following trends could result in a material decrease in our liquidity over the near to long term:

•	Addition of administrative and marketing personnel as the business grows,
•	Increases in advertising and marketing in order to attempt to generate more revenues, and
•	The cost of being a public company.

The Company believes that cash flow from operations together will be sufficient to sustain its current level of operations for at least the next 12 months of operations.

The following is a summary of the Company’s cash flows (used in) / generated from operating, investing, and financing activities for the nine months ended September 30, 2024 and 2023

	Nine months ended
	September 30,
	2024	2023

Net cash used in operating activities	$(2,164,489)	$(1,039,686)
Net cash used in investing activities	(75,956)	(368,824)
Net cash (used in)/generated from financing activities	(1,612)	5,743,206
Foreign currency translation adjustment	449,940	(306,677)
Net Change in Cash and Cash Equivalents	$(1,792,117)	$4,028,019

Operating Activities

During the nine months ended September 30, 2024, the Company incurred a net loss of $1,250,023 which, after adjusting for amortization, depreciation, dividend income, allowances for expected credit losses of $122,843, recovery for expected credit losses of 842,401, fair value gain on share investment, gain on disposal on share investment, loss arising from settlement of supplier contract dispute of $29,140, share-based compensation of $141,000, an increase in inventories, a decrease in trade and other receivables, advance payment from customer and a substantial reduction in trade payables, resulted in net cash of $2,164,489 being used in operating activities during the nine months ended September 30, 2024.

By comparison, during the nine months ended September 30, 2023, the Company incurred a net loss of $2,937,506 which, after adjusting for amortization, depreciation, dividend income, fair value gain on share investment, allowances for expected credit losses of $1,372,573, share-based compensation of $601,741, an increase in inventories, a decrease in trade receivables and a substantial reduction in trade payables, advance payment from customer, resulted in net cash of $1,039,686 being used in operating activities during the nine months ended September 30, 2023.

Investing Activities

During the nine months ended September 30, 2024, the Company had net cash of $75,956 used in investment activities from the acquisition of quoted shares valued at $486,170, purchase of plant & equipment of $222,967, proceeds from disposal of share investments of $494,741, refund from settlement of supplier contract dispute at $78,787 and dividend income of $59,653. By comparison during the nine months ended September 30, 2023, the Company had net cash of $368,824 used in investment activities from acquisition of share investment of $296,109, purchase of plant & equipment of $148,461, proceeds from disposal of share investments of $26,854 and dividend income of $48,892

Financing Activities

During the nine months ended September 30, 2024, the Company had net cash of $1,612 used in financing activities due to advances from directors of $5,362 and offset by interest expense of $6,974. By comparison during the nine months ended September 30, 2023, the Company had net cash of $5,743,206 generated from financing activities due to our initial public offering of 1,437,500 shares at a price of $4.00 per share for total proceeds of $5,750,000 and offset by interest expense of $6,794.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of September 30, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Recent internal reviews of various transactions occurring subsequent to the end of the current reporting period (September 30, 2024) identified areas for improvement within Chemrex, particularly in relation to documentation, transaction approval processes, and related-party transaction oversight. This review was further necessary after the resignation of Mr. Wei Foong Lim on October 9, 2024. Mr. Lim served as a director of both BioNexus Gene Lab Corp. and Chemrex.  This resignation has prompted a reassessment of governance controls at Chemrex. Management and the audit committee are implementing strengthened review and authorization procedures to address any potential control gaps, thereby reinforcing compliance with internal governance standards and regulatory expectations. These actions are expected to enhance the Company’s internal controls going forward.

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

The Company’s management had assessed the effectiveness of our internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and this assessment identified material weaknesses in internal control over financial reporting had shown improvement. A material weakness could create reasonable possibility that a material misstatement in annual or interim financial statements. The management considers its internal control over financial reporting required further improvement.

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

Changes in Internal Controls over Financial Reporting

During the period ended September 30, 2024, there had been no change in internal control over financial reporting that had materially affected or was reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2024, the Company issued 300,000 shares of common stock to a third party consultant in exchange for services rendered. The stock issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, due to the isolated issuance, the shares issued were restricted securities and the consultants acquired the shares for investment.

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

** Previously filed or furnished as an exhibit to BioNexus Gene Lab Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024. * Furnished with this Form 10-Q.

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

November 15, 2024

