Form 10-K
period 2024-12-31
BioNexus Gene Lab Corp
filed 2025-04-15
CIK 1737523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-41750

BIONEXUS GENE LAB CORP
(Exact name of registrant as specified in its charter)

Wyoming	35-2604830
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Unit A-28-7, Level 28, Tower A, Menara UOA Bangsar,
No.5 Jln Bangsar Utama 1,
Kuala Lumpur, Malaysia	59000
(Address of Principal Executive Offices)	(Zip Code)

+1 307 241 6898

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange where registered
Common Stock, no par value	BGLC	Nasdaq Capital Market

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

As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $8.16 million (this amount represents approximately 17.2 million shares of BioNexus Gene Lab Corp’s common stock based on the last reported sales price of $0.4752 of the common stock on such date).

As of December 31, 2024, there were 17,967,663 shares of common stock, no par value, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be construed as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Our principal corporate office is Unit A-28-7, Level 28, Tower A, Menara UOA Bangsar, No.5 Jln Bangsar Utama 1, Kuala Lumpur, Malaysia. The MRNA Scientific Malaysia lab is located at Lab 353, Chemical Science Centre, University Science Malaysia, George Town, Penang, Malaysia and it also has a blood collection center located at 1st floor, Lifecare Medical Centre, Kuala Lumpur, Malaysia. Chemrex offices and supply hub is located at 4 Jalan CJ 1/6 Kawasan Perusahaan Cheras Jaya, Selangor, Malaysia.

Our corporate telephone number is +1 307 241 6898 and its website is www.bionexusgenelab.com. Chemrex’s telephone number is (+60) 19 222 3815 and its website is www.chemrex.com.my. These websites do not form part of this Form 10-K.

PART I

Item 1. Business.

Executive Summary and Strategic Outlook

The Company is pleased to present its fiscal year 2024 Form 10-K, highlighting significant progress in core business operations, robust liquidity, strategic innovation initiatives, and proactive governance enhancements.

Financial Strength and Stability

The Company ended 2024 with a strong cash position of approximately USD $4.37 million, minimal debt, and robust liquidity. This positions us ideally to capture strategic growth opportunities, invest in technology advancements, and navigate market uncertainties confidently.

Innovative Growth and Forward-Looking Initiatives

In 2024, BGLC proactively embraced digital health technology, advanced molecular diagnostics, and blockchain-based treasury management—positioning the company at the forefront of innovation. Our recently adopted Ethereum treasury strategy underscores our commitment to efficiency, transparency, and strategic foresight.

Corporate Governance and Compliance Leadership

We have proactively addressed Nasdaq compliance challenges, including implementing a strategic reverse stock split, demonstrating a firm commitment to maintaining our valuable Nasdaq listing and shareholder value.  The Company is focused on active expansion of our business through both organic and inorganic means, and has retained industry leading support to support our financial growth and capital raising efforts.

Future Outlook

Looking forward, BGLC anticipates continued strategic expansion into high-growth sectors, driven by robust corporate governance, innovative technologies, and sustained financial resilience. We are confident our actions will translate into sustainable shareholder value and long-term strategic advantages.

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

Corporate History

The Company was incorporated in the State of Wyoming on May 12, 2017. On August 23, 2017, the Company acquired all of the outstanding capital stock of MRNA Scientific Sdn. Bhd. (formerly BioNexus Gene Lab Sdn. Bhd), a Malaysian corporation incorporated in Malaysia on April 7, 2015, which it then subsequently changed its name to MRNA Scientific Sdn. Bhd. (“MRNA Scientific”) on September 19, 2023.

On December 31, 2020, the Company consummated a Share Exchange Agreement with Chemrex and the Chemrex shareholders, pursuant to which we acquired all of the issued and outstanding shares of capital stock of Chemrex, which was incorporated in Malaysia on September 29, 2004, from the Chemrex shareholders in exchange for 68,487,261 shares of common stock of the Company issued to the Chemrex shareholders.

Initial Public Offering.

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

Reverse Stock Split.

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

On July 19, 2023, the Financial Industry Regulatory Authority announced the Revised Reverse Stock Split.

Recent Events.

A. Annual Meeting Irregularities.

In connection with the Company’s Annual Meeting held on October 4, 2024, as previously reported, the Company believes that, in advance of the Annual Meeting and potentially in violation of federal securities laws, a solicitation of dissident proxies, along with the dissemination of false and misleading statements, was made to a number of Company shareholders holding substantial voting power.  Many of these shareholders were prior shareholders of our subsidiary, Chemrex. No dissident proxy was filed with the Securities and Exchange Commission as required under their rules and regulations. This belief is premised upon preliminary information received by the Company from certain of these shareholders. Based on this information, the Company believes that a former Officer and Director of the Company, who was previously removed by the Company shareholders, was one of the primary dissident parties directing the unlawful acts (“Dissident Actors”). The Company believes the dissident solicitation negatively affected the results of the approval of the stock option plan and a reverse stock split proposal (“Compromised Proposals”). The Company believes the Dissident Actors ostensibly urged a number of shareholders holding a substantial number of votes to oppose the Compromised Proposals. As a result, the Compromised Proposals were not approved by the Company’s shareholders. The reverse stock split proposal was necessary for the Company to maintain its Nasdaq listing (See B. Nasdaq Deficiency below).

B. Nasdaq Deficiency.

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

The Company requested in writing an additional 180-calendar day compliance period after the expiration of the Initial Period to regain compliance with the Nasdaq requirements and informed Nasdaq of its intention to cure the deficiency during any second compliance period extension by effecting a reverse stock split, if necessary.

On May 8, 2024, the Company received notification from Nasdaq that, after an analysis of the requirements under Nasdaq Listing Rule 5810(c)(3)(A), the Staff determined that the Company is eligible for an additional 180 calendar day extension period (the “Additional Period”), or until November 4, 2024. If at any time during this 180-day period the closing bid price of the Company’s securities is at least $1.00 for a minimum of ten consecutive business days, the Company’s compliance will be regained.

On December 27, 2024, the Company received a written notice from the Nasdaq Hearings Panel (the “Panel”) indicating that the Company has been granted a temporary exception to regain compliance with Nasdaq Listing Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share (the “Bid Price Rule”). The Company has until May 1, 2025, to regain compliance. As part of this compliance plan, the Company effected a reverse stock split, which became market effective on April 7, 2025, which resulted in every ten (10) shares immediately prior to the market effectiveness being consolidated into one (1) share on the market effective date. The company will have to close above the minimum bid price of $1 for a total of 10 trading days from the market effective date to regain compliance. Failure to regain compliance by May 1, 2025, will result in the delisting of the Company’s common stock from The Nasdaq Capital Market.

C. Special Meeting Results.

Following the failure of the reverse stock split proposal at the Company’s Annual Meeting (See A. Annual Meeting Irregularities above), on March 19, 2025,the "Company held a Special Meeting of Shareholders (the "Meeting") to approve a reverse stock split of the Company’s outstanding shares of common stock, with a ratio ranging from one-for-five (1:5) to one-for-ten (1:10), with the exact ratio to be set at the discretion of the Board of Directors. After a quorum was established, the shareholders approved the Reverse Stock Split. Thereafter, on that same date, the Board of Directors set the reverse stock split ratio at 1 for 10. The Reverse Stock Split was approved by the Board at a ratio of one-for-ten (1:10), an amendment was filed with the Wyoming Secretary of State on April 1, 2025, and became market effective on April 7, 2025.

D. Chemrex Governance.

During preparation of the Company’s quarterly report for the period ending September 30, 2024, several lapses in corporate governance standards were discovered in our wholly owned subsidiary, Chemrex. These findings have been duly disclosed in our prior filings after investigation by the Audit Committee. The findings of the Audit Committee investigation were that due to the resignation of two Directors (Mr. Wei Foong Lim, and Mr. Koon Wai Wong), one of which was an Audit Committee member, that oversight and governance at the subsidiary level of Chemrex required improvement. This was communicated with our Independent Auditor, and the result is that the Audit Committee has authorized an Internal Audit program to help improve overall governance and controls, that the report would be tabled to the Audit Committee and Management for action, and that the lapses would be reviewed at an upcoming Annual Shareholder Meeting of Chemrex to be held on or before June 2025.

During this meeting, the transactions associated with the governance lapses will be reviewed and either ratified or rejected by the Company as the sole shareholder.  As all accounting treatment has been duly disclosed, we do not expect any material negative impact on the financial statements pending the results of the Annual Meeting.

The transactions and notes are highlighted in Item 13, Related Party Transactions.

Corporate Structure

The corporate structure as of the date of this filing depicted below:

BioNexus Gene Lab Corp. a Wyoming company

100% owned MRNA Scientific Sdn. Bhd. (formerly known as “BioNexus Gene Lab Sdn. Bhd.”), a Malaysian company		100% owned Chemrex Corporation Sdn. Bhd., a Malaysian company

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

Medical and Industrial Equipment

Platform, Handrail and Decking

Medical Appliances

Research and Development

As part of our current research and development efforts, we are working closely with external R&D companies, such as Sift Center Sdn. Bhd. (www.siftcenter.com) and PCA Group Sdn. Bhd. (www.pcagroup.com), to produce and supply FRP products to Shell petrol stations in Malaysia. Sift Center Sdn. Bhd. and PCA Group Sdn. Bhd. are attempting to use the infusion vacuum process to produce Electrical Vehicle (EV) charging and hydrogen fueling stations. As part of our collaboration, we will provide the resin and fiberglass required to produce the infusion vacuum chamber and our technical expertise regarding the viability of the design.

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

Our Chemical Raw Material Customers

Most of our existing customers are well-established manufacturers and contractors with long-term relationships with Chemrex who regularly place orders. Typically, they would give us a forecast of the products they need and place their orders monthly. Our top five customers, based on revenue, accounted for approximately 29.97% of our revenue for the fiscal year ended December 31, 2024.

Chemrex Top 5 Customers	2024
A	$641,949	6.75%
B	$632,956	6.66%
C	$572,023	6.01%
D	$504,895	5.31%
E	$498,615	5.24%
Total	2,850,438	29.97%

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

Our Chemical Raw Material Suppliers

We consider our major vendors in each period to be those vendors that accounted for more than 10% of overall purchases in such period. We had three suppliers accounted for 19.89%, 16.08%, and 13.85%  of the Company’s total chemical raw material purchase, respectively. We had three major vendors during the fiscal year ended December 31, 2024, who collectively accounted for 57.84% of total purchases. We purchase from a variety of suppliers and believe these raw materials are widely available. If we were unable to purchase from our primary suppliers, we do not expect we would face difficulties in locating another supplier at substantially the same price. We have secure and efficient access to all the raw materials necessary to produce customers’ products saving them the trouble of sourcing from several distributors. We believe our relationships with the suppliers of these raw materials are strong. While the prices of such raw materials may vary greatly from time to time, we believe we could hedge such risk by adjusting our price or absorb the higher cost at times if necessary.

Fiscal Year	2024
	Cost of	% of Cost
Vendor Name	Revenue (USD)	of Revenue

A	$1,635,124	19.89%
B	$1,321,889	16.08%
C	$1,138,814	13.85%
Total	$4,095,827	49.82%

Fiscal Year	2023
	Cost of	% of Cost
Vendor Name	Revenue (USD)	of Revenue

A	$1,467,381	17.38%
B	$1,439,569	17.05%
C	$1,224,113	14.50%
Total	$4,131,063	48.93%

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

MRNA Diagnostics Business

Through our wholly owned subsidiary, MRNA Scientific, we engage in the application of genomic testing to enable early disease diagnosis and support proactive health management.

MRNA Scientific's principal office address is Unit A-28-7, Level 28, Tower A, Menara UOA Bangsar, No.5 Jln Bangsar Utama 1, Kuala Lumpur, Malaysia. Our molecular genomic lab is located at Lab 353, Chemical Science Centre, University Science Malaysia, George Town, Penang, Malaysia, and we have a colon cancer and infectious diseases screening lab located at 4th floor, Lifecare Medical Centre, Kuala Lumpur, Malaysia. MRNA Scientific's telephone number is (+6018-2218762) and website is www.bionexusgenelab.com.

Our Non-invasive Blood Tests

MRNA Scientific develops and markets safe, effective, and non-invasive blood tests designed to detect diseases at early stages. These tests aim to reduce treatment costs and improve patient outcomes.

Our blood-based assays analyze changes in ribonucleic acid (RNA) to assess specific risks and detailed aspects of an individual’s health condition. These tests currently screen for:

•	Eight types of cancer: nasopharyngeal, lung, liver, stomach, breast, cervical, prostate, and colon;
•	Two inflammatory bowel diseases: ulcerative colitis and Crohn’s disease;
•	Osteoarthritis;
•	Cardiovascular and neurological risks, including heart attack, stroke, and mental disorders (added in 2023/2024).

We believe our genomic screening can enhance the accuracy of traditional diagnostic procedures such as imaging and biopsies, serving as a valuable complementary tool.

We generate revenue by screening blood samples collected by third-party healthcare providers including doctors, labs, and hospitals using proprietary biomarkers developed in-house. We believe MRNA Scientific is currently the only commercial molecular lab in Malaysia offering RNA-based diagnostic testing for cancer, inflammatory bowel disease, and osteoarthritis, using a GeneChip platform certified by the U.S. Food and Drug Administration (FDA). Our screening results also support personalized medicine by informing customized therapies tailored to each patient’s risk profile.

Development of Screening Process

Our late co-founder, Dr. Choong-Chin Liew, pioneered a novel approach to RNA-based diagnostics by identifying circulating blood biomarkers that reflect tissue-level disease processes. His research demonstrated that gene expression in peripheral blood can change in response to injury or illness, providing molecular insight into disease states.

These expression profiles, or molecular signatures, serve as the foundation for our diagnostic assays. By identifying disease-specific gene activity patterns, we can develop screening tools that enable early detection, monitor disease progression, and support precision interventions.

We take advantage of profiling these changes, which enables us to identify unique molecular signatures (biomarkers) reflecting disease activity which can then be used to develop disease-specific molecular diagnostic assays. We use these biomarkers as the basis for screening tests for early disease detection and generate revenue from providing screening services.

The Screening Process

Our screening process begins with a blood sample. While we do not perform direct sample collection, a licensed healthcare provider draws approximately 2.5 ml of blood from the patient using a PAXgene™ tube. The sample, along with a completed Blood Withdrawal Card, is securely delivered to our laboratory via certified courier.

Upon arrival:

•	Samples are labeled with the patient’s name, ID number, and lab reference code.
•	RNA is extracted in a biosafety cabinet, then processed using microcentrifugation and spectrophotometry to assess quality and concentration.
•	RNA is purified, biotinylated, hybridized onto a GeneChip™ microarray, and analyzed using proprietary software to generate a personalized risk score report.

Our reports are delivered to the referring healthcare provider for clinical use. These include a disease risk chart and interpretations intended to aid further diagnostics and therapeutic planning.

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

We aim to have more healthcare providers in the Klang Valley referring patients to us for screening protocol. Once we have established our brand and reputation in Klang Valley, we will expand to other large cities in Malaysia. In 2024 we signed agreements that allow for the expansion of our services to outsourcing with screening providers and large healthcare groups.  It is the intention that these agreements will form the basis for increased revenue growth and profitability in the future.

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

Research and Development

Our research and development budget over the years is listed in the following table:

Research &
Development
Year	(self-funded)
2020	$45,000
2021	$45,000
2022	$173,300
2023	$54,982
2024	$47,511

Our Properties

The corporate office for MRNA Scientific is located at Unit A-28-7, Level 28, Tower A, Menara UOA Bangsar, No.5 Jln Bangsar Utama 1, 59000 Kuala Lumpur, Malaysia. The lease commenced on June 1, 2024 and terminates on May 31, 2027, with option to extend till May 31, 2029. The space consists of 2,206 square feet with an annual rent of approximately $30,190.

We also have two laboratories. One of our laboratories is located at 4th Floor, Wisma Life Care, No. 5, Jalan Kerinchi, Bangsar South, 59200 Kuala Lumpur, Malaysia. The lease commenced on November 1, 2016 and terminates on October 31, 2023 but continues on a month to month basis. The annual rent is approximately $6,563. The other laboratory is located at Lab 353, University Science Malaysia, George Town, Penang, Malaysia. The lease commenced on December 1, 2017 and terminates on November 30, 2026. The space consists of 1,500 square feet with an annual rent of approximately $32,257.

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

On July 1, 2024, we entered into a lease for Lot 238 and 239, Jalan Villaraya 1/9, Kawasan Industri Villaraya, 43500 Semenyih, Selangor. The lease terminates on June 30, 2025, with an option to extend for one year. The purpose of this lease is to establish a manufacturing facility for a new high-quality color paste production line.

On January 16, 2025, we entered into a lease for the unit at No. 65, Jalan CJ4/15-1A, Taman Cheras Jaya, 43200 Cheras, Selangor. The lease terminates on January 15, 2026. The purpose of this lease is to provide housing accommodation for our warehouse staff.

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

Employees

As of date of this filing, Chemrex has 21 full-time employees, and MRNA Scientific has 9 full time employees. We believe we have good relations with our employees. The company presently is covered by social security insurance and contributes to the Employee Provident Fund of its employees, a compulsory pension scheme for all Malaysian citizens and permanent residents who are working in Malaysia.

The following table sets out the number of Chemrex's employees, excluding external experts, categorized by functions as of the date of this filing:

Number of
Function	Employees
Director	5
Sales & Marketing	4
Warehouse	6
Administration & Purchaser	2
Finance	2
Production	2
Total	21

The following table sets out the number of MRNA Scientific's employees, excluding external experts, categorized by functions as of the date of this filing:

Number of
Function	Employees
Director	2
Finance	1
Lab Operation	1
Research & Development	1
Marketing & Business Development	3
General & Administration	1
Total	9

The following table sets out the number of BGLC's employees, excluding external experts, categorized by functions as of the date of this filing:

Number of
Function	Employees
Chief Executive Officer	1
Administrative Staffing	1
Total	2

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

Proactive Risk Management and Mitigation Strategies

The Company employs comprehensive risk management practices designed to proactively identify, mitigate, and manage key operational, financial, and strategic risks. While the following section transparently outlines potential risks to our business, investors are encouraged to consider our proactive, robust risk management processes, which significantly reduce the likelihood and potential impact of these risks.

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

Our net losses may continue in the future.

We have devoted substantial resources to the development and commercialization of the products of MRNA Scientific and Chemrex. For the last three fiscal years, we have not achieved profitable operations. Accordingly, we might not become profitable for any future period. Our failure to achieve profitability would negatively affect our business, financial condition, results of operations, and cash flows. If we are unable to execute our sales and marketing strategy and our products are unable to gain sufficient acceptance in the market, we may be unable to generate sufficient revenues to sustain our business.

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

Recent business decisions regarding the Cryptocurrency Industry.

The Company had made recent announcements during fiscal year 2025 concerning its decision to explore business opportunities in the crypto market. The Company currently is in the process of developing its business plans and strategies in an effort to enhance shareholder value. These plans and strategies are preliminary in nature and we can not predict whether we will be successful in these endeavors.

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

Risk Related to MRNA Scientific’s Business and Industry

Exponential growth in biotechnology.

Biotechnology is a rapidly changing field that continues to transform both in scope and impact. Well-funded established molecular labs are gathering big data on health records, genomics, lifestyle information that led to new health solutions. Digitization is revolutionizing health care, allowing for patient reported symptoms, health outcome to be captured as mineable data. MRNA Scientific could lose out to its competitors’ exponential growth if we are unable to establish distribution networks with medical centers, pharmaceutical groups and other molecular laboratories synergistically in sharing customers and big data.

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

MRNA Scientific faces challenges from the evolving regulatory environment and increasing public awareness on privacy, personal data protection and cybersecurity. Actual or alleged failure to comply with privacy, cybersecurity and data protection-related laws and regulations could adversely affect MRNA Scientific’s business and reputation.

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

•

Any system failure or security breach or lapse that results in the release of user data could harm MRNA Scientific’s reputation and brand and, consequently, MRNA Scientific’s business, in addition to exposing us to potential legal liability.

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

If MRNA Scientific’s competitors market products that are more effective, safer or less expensive or that reach the market sooner than MRNA Scientific’s future tests, if any, the Company may not achieve commercial success. In addition, because of MRNA Scientific’s limited resources, it may be difficult for us to stay abreast of the rapid changes in each technology. If MRNA Scientific fails to stay at the forefront of technological change, MRNA Scientific may be unable to compete effectively. Technological advances or products developed by MRNA Scientific’s competitors may render MRNA Scientific’s technologies or test candidates obsolete, less competitive or not economical.

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

As MRNA Scientific plans to set up RNA screening labs operations in Indonesia, Middle East, USA, China and Germany, if approved, its businesses are subject to risks associated with doing business outside Malaysia including an increase in the Company’s expenses, diversion of the Company’s management’s attention from the research and development of additional diseases/disorders risk detection or forgoing profitable licensing opportunities in these economies.

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

Risk related to Nasdaq compliance due to board changes.

In 2024, the Company experienced changes in its Board composition, including the resignation of two directors and the appointment of one new independent director. While the Company has taken steps to maintain compliance with Nasdaq’s corporate governance requirements, including reconstituting its committees, there is a risk that future turnover or timing delays in appointments could lead to non-compliance with Nasdaq Listing Rule 5605. Such non-compliance could adversely affect the Company’s continued listing status.

Audit Committee investigation may result in material adjustments or restatements.

We may be required to restate our financial statements or make material adjustments due to ongoing investigations into past governance failures at our Chemrex subsidiary.

Our Audit Committee is actively investigating several historical transactions undertaken including related party transactions, unauthorized remuneration increases. If these investigations reveal breaches of financial controls, policy noncompliance, or accounting errors, we may be required to restate our financial statements, record impairments, or disclose material weaknesses in internal control over financial reporting. Such actions could adversely affect investor confidence, our stock price, and our ability to raise capital.

Internal control deficiencies may persist despite remediation efforts.

Our internal controls over financial reporting may remain deficient due to legacy governance gaps and evolving compliance frameworks.

Specifically, the Company has experienced governance breakdowns, particularly at the subsidiary level, relating to approval processes, documentation, and internal oversight. While management and the Audit Committee have undertaken remediation efforts, including committee reconstitution and internal reviews, these measures may not be sufficient to prevent similar issues from recurring. If we are unable to design and maintain effective internal controls, we may be subject to regulatory scrutiny, reputational damage, or legal liability.

We may face shareholder rejection of unratified transactions.

As stated in Item 1, Recent Events, “D – Chemrex Governance” above, certain Chremrex transactions were undertaken in fiscal year 2024 by Chemrex management which required shareholder approval. These transactions will be presented for ratification at an upcoming Chemrex shareholder meeting which will occur later in 2025.  Failure to resolve these issues at the shareholder meeting could result in negative governance consequences.

As part of ongoing corporate governance reforms authorised by the Audit Committee, including the appointment of an Internal Auditor, the Audit Committee has resolved to present the following matters for shareholder ratification: (i) unauthorized director remuneration increases, (ii) payments to Mr. Wong Kim Hai, and (iii) the procurement arrangement with Quote Me Sdn. Bhd. If these transactions are not ratified, the Company may be required to reverse entries, record impairments, or initiate recovery actions, all of which could negatively affect our financial condition, governance credibility, or operational continuity.

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

In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

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

Item 2. Properties.

The corporate office for MRNA Scientific is located at Unit A-28-7, Level 28, Tower A, Menara UOA Bangsar, No.5 Jln Bangsar Utama 1, 59000 Kuala Lumpur, Malaysia. The lease commenced on June 1, 2024 and terminates on May 31, 2027, with option to extend till May 31, 2029. The space consists of 2,206 square feet with an annual rent of approximately $30,190.

We also have two laboratories. One of our laboratories is located at 4th Floor, Wisma Life Care, No. 5, Jalan Kerinchi, Bangsar South, 59200 Kuala Lumpur, Malaysia. The lease commenced on November 1, 2016 and terminates on October 31, 2023 but continues on a month to month basis. The annual rent is approximately $6,563. The other laboratory is located at Lab 353, University Science Malaysia, George Town, Penang, Malaysia. The lease commenced on December 1, 2017 and terminates on November 30, 2026. The space consists of 1,500 square feet with an annual rent of approximately $32,257.

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

On July 1, 2024, we entered into a lease for Lot 238 and 239, Jalan Villaraya 1/9, Kawasan Industri Villaraya, 43500 Semenyih, Selangor. The lease terminates on June 30, 2025, with an option to extend for one year. The purpose of this lease is to establish a manufacturing facility for a new high-quality color paste production line.

On January 16, 2025, we entered into a lease for the unit at No. 65, Jalan CJ4/15-1A, Taman Cheras Jaya, 43200 Cheras, Selangor. The lease terminates on January 15, 2026. The purpose of this lease is to provide housing accommodation for our warehouse staff.

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

Capital Stock

Our authorized capital stock consists of 300,000,000 shares of common stock, no par value per share, and 30,000,000 shares of preferred stock, no par value per share. As of the date of this filing, there are 1,796,597 shares of our common stock issued and outstanding that was held by 301 stockholders of record and no shares of preferred stock issued and outstanding. The shares of preferred stock are “blank check’ meaning the Company’s board of directors can issue shares of preferred stock in such series with such rights, privileges and preferences as determined from time to time by the board of directors without shareholder approval.

Proactive Nasdaq Compliance and Market Positioning

The Company prioritizes maintaining its Nasdaq Capital Market listing as central to our long-term strategic vision and shareholder value creation. During fiscal year 2024, we proactively and swiftly addressed Nasdaq's minimum bid-price compliance requirements. Our strategic actions underscore our commitment to rigorous compliance, proactive management, and stable market positioning.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its Common Stock or Preferred Stock. The issuance of any of our Common Stock or Preferred Stock is within the discretion of our board of directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval up to the limits set by Nasdaq listing rules

Recent Sales of Unregistered Securities

In August 2023, an aggregate of 759,299 shares of common stock were issued to professional parties in lieu of cash for services rendered in connection with Company’s listing onto the Nasdaq Capital Market, 125,000 were subsequently cancelled in November 2023. The shares were issued at $0.72 per share. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

In August 2023, an aggregate of 75,000 shares of common stock were issued to directors for services rendered. The shares were issued at $0.72 per share. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

During the quarter ended September 30, 2024, the Company issued 300,000 shares of common stock to Maxim Partners, consultants in exchange for services rendered. The stock issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, due to limited number of consultants, the shares issued were restricted securities and the consultants acquired the shares for investment.

Issuer Purchases of Equity Securities

None

Item 6. Selected Financial Data.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We were incorporated in the State of Wyoming on May 12, 2017 and operations of our Malaysian company began operations in July 2017. Consequently, the following discussion and analysis of the results of operations and financial condition of the Company is for fiscal years ended December 31, 2024 and December 31, 2023, respectively. This information should be read in conjunction with the consolidated financial statements and notes to the financial statements that are included elsewhere herein. The consolidated financial statements presented herein (and to which this discussion relates) reflect the results of operations of the Company and its Malaysian subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Overview

During the fiscal year ended December 31, 2024, BioNexus Gene Lab Corp. ("BGLC", the “Company”, “we”, “us” or “our”) continued to develop and refine its strategic focus across its three operational segments: healthcare diagnostics (MRNA Scientific Sdn. Bhd.), specialty chemicals (Chemrex Corporation Sdn. Bhd.), and innovation-focused ventures (including digital health and blockchain-linked financial strategies).

We successfully completed the integration of Nasdaq-listed operations following our 2023 uplisting, while maintaining a stable liquidity position and initiating expansion into the digital healthcare and decentralized asset infrastructure sectors.

Strong Liquidity Position and Clean Capital Structure

As of December 31, 2024, the Company had cash and cash equivalents of $4.37 million and total liquidity exceeding $6 million, including cash and cash equivalents and short-term liquid investments. This liquidity position, combined with minimal outstanding debt and a simplified capital structure, provides a solid foundation for operational continuity, strategic investments, and potential M&A activities. We believe our capital structure - free of preferred stock, convertible debt, or high-yield instruments - positions us favorably to pursue growth initiatives on shareholder-friendly terms.

                In light of the recent governance enhancements and upcoming growth initiatives, including expansion into digital health and decentralized financial infrastructure, the Company is actively exploring additional capital-raising mechanisms. These may include at-the-market offerings, private placements, or strategic financing arrangements subject to Nasdaq and SEC compliance.

Strategic Positioning for Growth and Innovation

Looking ahead, the Company intends to capitalize on its clean balance sheet and low compliance cost profile to pursue selective mergers, acquisitions, and joint ventures that align with our long-term strategy. Our investments in digital healthcare, sustainable materials, and blockchain-based treasury solutions provide a forward-leaning platform for innovation. In particular, the Company’s recently adopted Ethereum-focused treasury strategy, approved by the Board in March 2025, aligns BGLC with a transformational global financial infrastructure. This strategy not only enhances capital efficiency through potential staking yield but also signals the Company’s commitment to institutional-grade innovation and regulatory alignment, especially given our Wyoming incorporation, which provides a favorable blockchain legal environment.

We believe this multi-pronged approach, centered on financial resilience, operational efficiency, and innovation, will allow the Company to deliver long-term shareholder value and act swiftly in a rapidly evolving global market.

Nasdaq Compliance Timeline & Milestones

•	November 2023: Received initial Nasdaq compliance notice; promptly initiated proactive engagement and compliance measures.
•	May 2024: Successfully secured initial 180-day compliance extension, reflecting constructive Nasdaq dialogue.
•	November 2024: Requested Nasdaq hearing, leading to constructive panel engagement and temporary compliance extension approval.
•	April 2025: Implemented strategic 1-for-10 reverse stock split, proactively ensuring continued compliance and strengthening market position.
•	May 2025 (Anticipated): Full Nasdaq compliance achieved, reinforcing market stability and investor confidence.

Our leadership team remains fully committed and confident in maintaining robust compliance with Nasdaq listing standards. We view compliance as fundamental to our growth strategy and market credibility. Our proactive compliance approach, prudent capital market strategies, and transparent shareholder communication reflect management's dedication to safeguarding shareholder value and company reputation.

Recent Developments

(a) Advisory Agreement.

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

(b) Strategic Investment into Ascension Innovation Sdn Bhd. by our subsidiary, MRNA Scientific Sdn. Bhd.

Pursuant to a Form 8-K filed on April 18, 2024, the Company announced a strategic investment in Ascension Innovation Sdn Bhd (AISB), a privately held Malaysian company.

(c) Notification of Delisting and Stay of Suspension.

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

On November 5, 2024, the Company received a notification from the Nasdaq Stock Market LLC ("Nasdaq") indicating that the Company’s common stock will be delisted from the Nasdaq Capital Market due to its failure to comply with Nasdaq Listing Rule 5550(a)(2), which requires listed securities to maintain a minimum bid price of $1 per share. The Company had been provided two consecutive 180-day grace periods, ending on November 4, 2024, to regain compliance but was unable to meet the requirement within the designated period.

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

On December 27, 2024, the Company received a written notice from the Nasdaq Hearings Panel (the “Panel”) indicating that the Company has been granted a temporary exception to regain compliance with Nasdaq Listing Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share (the “Bid Price Rule”). The Company has until May 1, 2025, to regain compliance. As part of this compliance plan, the Company effected a reverse stock split, which became market effective on April 7, 2025, which resulted in every ten (10) shares immediately prior to the market effectiveness being consolidated into one (1) share on the market effective date. The company will have to close above the minimum bid price of $1 for a total of 10 trading days from the market effective date to regain compliance. Failure to regain compliance by May 1, 2025, will result in the delisting of the Company’s common stock from The Nasdaq Capital Market.

(d) Appointment of director, committee appointments, and appointment of officers

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

(e) Internal Controls Enhancement

During and subsequent to the reporting period ending September 30, 2024, as a result of recent transactions occurring at its Chemrex subsidiary, the Company focused on enhancing its internal control environment and improving governance procedures within its Chemrex subsidiary. Following the internal review of these recent transactions, management has implemented additional protocols to strengthen compliance with corporate policies and regulatory requirements, particularly concerning related-party transactions and transaction authorization at the subsidiary level.

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

(f) Reverse Stock Split

On March 19, 2025, the "Company held a Special Meeting of Shareholders (the "Meeting") to approve a reverse stock split of the Company’s outstanding shares of common stock, with a ratio ranging from one-for-five (1:5) to one-for-ten (1:10), with the exact ratio to be set at the discretion of the Board of Directors. After a quorum was established, the shareholders approved the Reverse Stock Split. Thereafter, on that same date,  the Board of Directors set the reverse stock split ratio at 1 for 10. The Reverse Stock Split became effective on April 7, 2025.

Audit Committee Review and Governance Remediation

In 2024, our Audit Committee, composed solely of independent directors, undertook a comprehensive review of historical transactions at our wholly owned subsidiary, Chemrex Corporation Sdn. Bhd., following concerns raised about internal control procedures and board authorization. The review identified the following material items:

•	A sale of Chemrex’s primary operating property to CCRE Composite Sdn. Bhd. was initiated without formal Board approval. This transaction has since been cancelled, and the deposit was forfeited in favor of the Company.
•	Transactions with Honkuk Material Sdn. Bhd., a related party, were not submitted for prior Board or Audit Committee review, although no material misstatement has been identified to date.
•	Director remuneration increases and payments to Mr. Wong Kim Hai were processed without documented approvals. These are scheduled to be presented to shareholders for ratification at the next Chemrex shareholder meeting.
•	Procurement from Quote Me Sdn. Bhd., a dissolved entity at the time of transaction, is being accepted based on auditor confirmation of assets received and management representations.

As a result of these findings, the Board, in coordination with the Audit Committee, is implementing enhanced governance controls, updating approval workflows, and reviewing subsidiary-level delegations of authority. These steps are intended to strengthen oversight and align our corporate governance practices with Nasdaq and SEC expectations.

Cybersecurity and Digital Assets Integration

On March 5, 2025, the Company announced its new Ethereum-focused treasury strategy. This decision marks the Company as the first Nasdaq-listed company to exclusively prioritize Ethereum (ETH) as a strategic treasury asset, and is in line with recent announcements of Ethereum being included in the US “Crypto Strategic Reserve.” The Company published its “Ethereum Strategy Whitepaper” on that same date, which is available https://www.bionexusgenelab.com/ethstrategy. As part of this strategy, Company will explore Ethereum-based financial applications and innovative treasury management practices which includes external custodian evaluations and independent review of our ETH-related treasury policies. The Company also is evaluating opportunities to further integrate blockchain technology into its core technology operations. Additionally, we are assessing the potential impact of Wyoming’s stablecoin issuance framework, which could further support Ethereum’s role in the evolving digital finance landscape. Further, on March 7, 2025, we announced our strategic partnership with ML Tech to optimize the BGLC’s Ethereum-based growth strategies. ML Tech is an AI-driven wealth management platform for digital assets regulated by the National Futures Association (NFA), and is headquartered in Miami, Florida. This collaboration follows the announced Ethereum treasury strategy by BGLC, marking its commitment to technological and financial innovation.

Known Trends, Uncertainties, and Events

Looking ahead, we anticipate the following key developments will shape our operations:

•	Full remediation of internal control deficiencies and establishment of a uniform group-level risk and compliance framework;

•	Continued expansion into digital healthcare markets, including the deployment of capital into Malaysian government co-investment projects;

•	Potential revenue acceleration through strategic alliances, mergers, or acquisitions facilitated by the Company’s investment banking advisor;

•	Active evaluation of cryptocurrency and blockchain-based financial infrastructure as a treasury diversification tool, pending completion of internal legal and compliance reviews.

Result of Operations

Exchange Rates

Translation of amounts from RM (MYR) into US$1.00 has been made at the following exchange rates for the respective years:

	December 31,	December 31,
	2024	2023

Year-end US$1.00: MYR exchange rate	4.4755	4.5900

	January 1,	January 1,
	2024 to	2023 to
	December 31,	December 31,
	2024	2023

Yearly average US$1.00: MYR exchange rate	4.5710	4.5658

Results of Operations for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023 (Audited).

The following table sets forth key components of the results of operations for fiscal years ended December 31, 2024 and 2023, respectively.

The discussion following the table addresses these results.

Consolidated	Year ended
	December 31, (Audited)
	2024	2023

REVENUE (including $112,556 and $106,919 of revenue from related parties for the year ended December 31, 2024 and 2023 respectively)	$9,510,646	$9,770,806

COST OF REVENUE (including $297,736 and $184,433 of cost of revenue from related parties for the years ended December 31, 2024 and 2023, respectively)	(8,221,125)	(8,441,308)

GROSS PROFIT	1,289,521	1,329,498

OTHER INCOME	2,072,473	486,036

OPERATING EXPENSES
Sales and marketing	(2,030,684)	(596,858)
Research and development	(47,511)	(54,982)
General and administrative	(1,973,968)	(2,442,855)
Provision for expected credit losses	(883,533)	(1,314,427)
TOTAL OPERATING EXPENSES	(4,935,696)	(4,409,122)

LOSS FROM OPERATIONS	(1,573,702)	(2,593,588)

FINANCE COSTS	(21,146)	(13,929)

LOSS BEFORE TAX	(1,594,848)	(2,607,517)

Tax expense:
Deferred tax	12,305	17,359
Income tax	(15,799)	(38,885)
Tax expense	(3,494)	(21,526)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,598,342)	$(2,629,043)

Other comprehensive income/(loss):
Foreign currency translation gain/(loss)	122,294	(268,232)

COMPREHENSIVE LOSS	$(1,476,048)	$(2,897,275)

Revenues. For the year ended December 31, 2024, we had revenues of $9,510,646 as compared to revenues of $9,770,806 for the year ended December 31, 2023, a decrease of approximately 2.7%. The 2024 revenue decrease was due to increased competition in the market, reduced selling price for resin and fiberglass mats and the lack of new projects in the Malaysian market.

Cost of Revenues. For the year ended December 31, 2024, we had cost of revenues of $8,221,125 as compared to cost of revenues of $8,441,308 for the year ended December 31, 2023, a decrease of approximately 2.6% due to lower sales caused by the above reasons.

Other Income. For the year ended December 31, 2024, we had other income of $2,072,473 as compared to other income of $486,036 for the year ended December 31, 2023, an increase of 326.4% for current year. The increase in other income for the current annual period was due primarily from Chemrex’ the reversal of expected credit losses of $1,689,412.

Operating Expenses. For the year ended December 31, 2024, we recorded operating expenses of $4,935,696, compared to $4,409,122 for the year ended December 31, 2023. This represents an increase of approximately 11.9%.

This increase was primarily driven by the following:

Sales and Marketing Expenses: For the year ended December 31, 2024, sales and marketing expenses were $2,030,684, compared to $596,585 for the year ended December 31, 2023. This represents an increase of 240.4%, mainly due to higher directors' remuneration and increased travel expenses.

Research and Development Expenses: For the year ended December 31, 2024, research and development expenses amounted to $47,511, compared to $54,982 for the year ended December 31, 2023. This represents a decrease of 13.6%, primarily due to a lab equipment malfunction which resulted in the IJN project being put on hold.

General and Administrative Expenses: For the year ended December 31, 2024, general and administrative expenses totaled $1,973,968, compared to $2,442,855 for the year ended December 31, 2023. This represents a decrease of 19.2%, mainly due to lower professional fees at the parent company level related to the Nasdaq listing in 2023, along with a reduction in share-based compensation.

Provision for Expected Credit Losses: For the year ended December 31, 2024, the provision for expected credit losses was $883,533, compared to $1,314,427 for the year ended December 31, 2023. This represents a decrease of 32.8%, primarily attributable to Chemrex.

Loss from Operations. We had a loss from operations of $1,573,702 for the year ended December 31, 2024, compared to a loss from operations of $2,593,588 for the year ended December 31, 2023, a reduction of 39.3% for the reasons discussed above.

Tax Expense. For the year ended December 31, 2024, we had the total tax expense of $3,494 due to deferred tax credit of $12,305 which offset a tax provision of $15,799. For the year ended December 31, 2023, we had the total tax expense of $21,526 due to a deferred tax credit of $17,359 which offset a tax provision of $38,885.  The lower tax expenses were primarily due to lower operating profits.

Foreign Currency Translation Gain/(Loss). We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the US Dollar. Therefore, any change in the relevant exchange rate will require us to recognize a transaction gain or loss on revaluation. For the annual period ended December 31, 2024, we had foreign currency translation gain of $122,294 compared with foreign currency translation loss of  $268,232 for the prior annual period.

	MRNA Scientific and Chemrex Corporation
	Provision for genomic screening services	Trading of industrial chemicals	Provision for genomic screening services	Trading of industrial chemicals
	Year ended December 31, 2024		Year ended December 31, 2023

REVENUE	$16,069	$9,494,577	$24,219	$9,746,587

COST OF REVENUE	(7,316)	(8,213,809)	(19,851)	(8,421,457)

GROSS PROFIT	8,753	1,280,768	4,368	1,325,130

OTHER INCOME
Dividend income	-	68,130	-	61,409
Interest income	109,444	38,197	19,629	49,046
Fair value gain on investments in equity securities	-	69,476	-	306,614
Gain on disposal of investments in equity securities	-	38,409	-	7,245
Reversal of expected credit losses	-	1,689,412	-	-
Others	13,507	45,898	-	42,093
TOTAL OTHER INCOME	122,951	1,949,522	19,629	466,407

OPERATING EXPENSES
Sales and marketing	(125,299)	(1,861,456)	(18,884)	(569,896)
Research and development	(47,511)	-	(54,982)	-
General and administrative	(194,038)	(679,321)	(171,881)	(134,678)
Provision for expected credit losses	-	(883,533)	-	(1,314,427)
TOTAL OPERATING EXPENSES	(366,848)	(3,424,310)	(245,747)	(2,019,001)

LOSS FROM OPERATIONS	(235,144)	(194,020)	(221,750)	(227,464)

FINANCE COSTS	(11,795)	(9,072)	(5,052)	(8,877)

LOSS BEFORE TAX	(246,939)	(203,092)	(226,802)	(236,341)

Tax expense
Deferred tax	-	12,305	12,269	5,090
Income tax	-	(15,799)	(2,613)	(36,272)
Total tax (expense)/credit	-	(3,494)	9,656	(31,182)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(246,939)	$(206,586)	$(217,146)	$(267,523)

Revenue. For the year ended December 31, 2024, Chemrex contributed $9,494,577 (99.8%) of total combined revenue of $9,510,646 compared to its contribution of $9,746,587 (99.8%) of total combined revenue of $9,770,806 for the year ended December 31, 2023, a decrease of 2.59% from the prior year. As mentioned above, the revenue decrease in 2024 was due to increased competition in the market, reduced selling price for resin and fiberglass mats and the lack of new projects in the Malaysian market.

MRNA Scientific had a revenue of $16,069 (0.2%) for the year ended December 31, 2024, as compared to revenues of $24,219 (0.2%) from the same period ended December 31, 2023, a decrease of 33.70%. The decrease in revenue for 2024 was due to RNA machine breakdowns of our testing process that occurred during the current year end period along with fewer client referrals from diagnostics centers.

Cost of Revenues. For the year period ended December 31, 2024, Chemrex had incurred $8,213,809 (99.9%) of the total combined cost of revenue of $8,221,125 as compared to the year ended December 31, 2023, wherein Chemrex had incurred $8,421,457 (99.8%) of the total combined cost of revenue of $8,441,308. The decrease of 2.47% in Chemrex’s cost of revenues was due to its decreased in revenues and reasons stated above.

MRNA Scientific had incurred $7,316 (0.1%) on cost of revenues for the year ended December 31, 2024, as compared to cost of revenues of $19,851 (0.2%) for the same year ended December 31, 2023. The decrease of 63.1% was due to a reduction in purchases of extraction kits, reagents, and laboratory consumables attributable to our reduced sales.

Other Income. For the year ended December 31, 2024, Chemrex contributed $1,949,522 (94.1%) of total other combined income of $2,072,473 as compared to $466,407 (96%) of total combined income of $486,036 for the year ended December 31, 2023. The increase of 317.99 % is due to dividends received from other investments, interest income, capital gains on equity investment and the reversal expected credit losses of $1,689,412.

MRNA Scientific had other income of $122,951 (4.5%) of total other combined income of $2,072,473 for the year ended December 31, 2024, as compared $19,629 (4%) of total combined income of $486.036 for the year ended December 31, 2023, an increase of 526.4% due to bank interest generated and additional of rental income.

Sales and Marketing. For the year ended December 31, 2024, Chemrex incurred $1,861,456 (91.7%) of the total combined sales and marketing expenses of $2,030,684, compared to $569,896 (95.5%) of the total combined sales and marketing expenses of $596,858 for the year ended December 31, 2023. This represents an increase of 226.6% for Chemrex in 2024, primarily due to increases in commission and directors' remuneration, including statutory employment contributions.

MRNA Scientific incurred $125,299 (6.2%) of the total combined sales and marketing expenses of $2,030,684 for the year ended December 31, 2024, compared to $18,884 (3.2%) of the total combined sales and marketing expenses of $596,858 for the year ended December 31, 2023. This represents an increase of 563.5%. The increase includes $106,415 in directors' remuneration, as well as increases in staff salaries, travel expenses for marketing, and business development.

BGLC, the parent company, incurred $43,929 (2.2%) of the total combined sales and marketing expenses of $2,030,684 for the year ended December 31, 2024, compared to $8,078 (1.4%) of the total combined sales and marketing expenses of $596,858 for the year ended December 31, 2023. This represents an increase of $35,851 or approximately 443.8% in sales and marketing expenses for the year ended December 31, 2024. The increase was due to press release costs, business entertainment, and overseas travel expenses.

Research and Development. For the year ended December 31, 2024, MRNA Scientific incurred $47,511 (100%), compared to $54,982 (100%) for the year ended December 31, 2023. This represents a decrease of $7,471, or 13.59% from the prior year. The decrease was primarily due to the absence of costs related to the BGS test, as the National Heart Institute, Malaysia (IJN) project remained on hold during the year. This was a result of ongoing repairs to the lab equipment required for the project.

General and Administrative. For the year ended December 31, 2024, Chemrex incurred $679,321 (34.4%) of the total combined general and administrative expenses of $1,973,968, compared to $134,678 (5.5%) of the total combined general and administrative expenses of $2,442,855 for the year ended December 31, 2023. The increase of 404.4% in Chemrex's general and administrative expenses for 2024 due to staff salaries, loss on realized forex, travelling fee, cost of impairment loss on investment property and contract of services cost.

Provision for Expected Credit Losses: For the year ended December 31, 2024, Chemrex incurred $883,533 (100%), compared to $1,314,427 (100%) for the year ended December 31, 2023. The decrease of 32.8% was due to the reduction of provisions for doubtful debts, as well as a reduction in the provision for losses allowance, which amounted to $883,533 in 2024, compared to $253,817 for doubtful debts and $1,060,610 for losses allowance in 2023.

MRNA Scientific incurred $194,038 (9.8%) of the total combined general and administrative for the year ended December 31, 2024, compared to $171,881 (7%) for the year ended December 31, 2023, representing an increase of 12.89%. The increase includes $22,157 in amortization of the right-of-use asset, depreciation of fixed assets, office utilities, loss on lease terminations, and loss arising from settlement of supplier.

BGLC, the parent company, incurred $1,100,609 (55.8%) of total general and administrative for the year ended December 31, 2024 compared to $2,136,296 (87.5%) of total general and administrative for the year ended December 31, 2023. This represents a decrease of $1,035,687 or approximately 48.48%, in general and administrative costs for the year ended December 31, 2024. The decrease was due to the reduction of professional expenses related to the Company's successful listing on Nasdaq, as well as costs incurred for advisory, legal, and underwriting services which occurred in the last year of 2023 which were not repeated in the same period of 2024. The reduction also includes discontinued expenses for consultant fees, medical advisers, investor relations services, and securities underwriting

Loss Before Tax. Chemrex had a loss before tax of $203,092 (12.7%) for the year ended December 31, 2024, as compared a loss before tax of $236,341 (9.1%) for the year ended December 31, 2023, a decrease of 14.07% for the reasons discussed above. MRNA Scientific incurred a loss of $246,939(15.48%) for the year ended December 31, 2024, compared a loss of $226,802 (8.7%) for the year ended December 31, 2023, a decrease of 8.9%, for the reasons discussed above.

Income Tax Expense. Chemrex had total tax expense of $3,494 (100%) which is a deferred tax credit of $12,305(100%) offset with tax provision of $15,799 (100%) for the year ended December 31, 2024, as compared to the last year ended December 31, 2023, total tax expenses of $31,182 (144.9.%) from deferred tax credit of $5,090 (29.3%) offset with tax provision of $36,272 (93.3%)

MRNA Scientific Malaysia had no tax provision for the year ended December 31, 2024, as compared to the last year ended December 31, 2023, total tax credit of $9,656 (-44.9%) from deferred tax credit of $12,269 (70.7%) and under tax provision for prior year of $2,613 (6.7%)

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2024, we had working capital of $5,479,146 compared with working capital of $6,415,877 as of December 31, 2023. The decrease in working capital as of December 31, 2024, from December 31, 2023, was due principally to operational losses, undertaking strategic investments, and expansion of operations in line with the Company’s overall strategic plans.

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

The following is a summary of the Company’s cash flows provided by (used in) / generated from operating, investing, and financing activities for the year ended December 31, 2024, and 2023:

	Year Ended
	December 31,
	2024	2023

Net cash used in operating activities	$(2,234,260)	$(1,822,212)
Net cash generated from/(used in) investing activities	418,202	(1,794,202)
Net cash generated from financing activities	144,975	6,274,939
Foreign currency translation adjustment	40,339	(259,679)
Net Change in Cash and Cash Equivalents	$(1,630,744)	$2,398,846

Operating Activities

During the year ended December 31, 2024, the Company incurred a net loss of $(1,598,342) which, after adjusting for amortization, depreciation, dividend income, allowances for expected credit losses of $883,533, recoveries for expected credit losses of $(1,689,412), fair value gain on investments in equity securities, gain on disposal of investments, loss arising from settlement of supplier contract dispute of $29,534, impairment loss on property, an increase in inventories,  advance payment from customer, a decrease in trade and other receivables, and a substantial increase in trade payables, resulted in net cash of $(2,234,260) being used in operating activities during the period.

By comparison, during the year ended December 31, 2023, the Company incurred a net loss of $(2,629,043) which, after adjusting for amortization, depreciation, dividend income, fair value gain investments in equity securities, allowances for expected credit losses of $942,800, an increase in inventories, operating lease liabilities, a decrease in trade receivables and a substantial reduction in trade payables,  advance payment from customer, resulted in net cash of $(1,822,212) being used in operating activities during the period.

Investing Activities

During the year ended December 31, 2024, the Company had net cash of $418,202 generated from investment activities from acquisition of investments in equity securities of $(492,732), purchase of plant and equipment of $(226,989), fixed deposits placed of $(78,835) cash generated from dividend income of $68,130, proceeds from disposal of investments in equity securities of $1,068,777, and refund from settlement of supplier contract dispute at $79,851.

During the year ended December 31, 2023, the Company had net cash of $(1,794,202) used in investment activities from acquisition of investments in equity securities of $(320,733), purchase of plant and equipment of $(149,398), fixed deposits placed of $(1,411,626) cash generated from dividend income of $61,409 and proceeds from disposal of investments in equity securities of $26,146.

Financing Activities

During the year ended December 31, 2024, the Company generated net cash of $144,975 from financing activities due to advances from directors of $3,975 and share-based compensation of $141,000. By comparison, during the year ended December 31, 2023, Company had net cash of $6,274,939 generated from financing activities for shares subscriptions of initial public offering (IPO) of 1,473,500 shares at a price to the public of $4.00 per share for total proceeds of $5,750,000, advances from directors of $13,199 and share-based compensation of $511,740.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-30, which appear at the end of this Form 10-K Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, the Company’s management, with the participation of the Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended).

Based on that evaluation, management concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were not effective due to a deficiency in internal control over financial reporting identified at the Company’s wholly owned subsidiary, Chemrex Corporation Sdn. Bhd.

The deficiency related to a lack of oversight and inadequate delegation authority over certain financial transactions, which were executed without proper Board or Audit Committee approval. These issues arose during a period in which there was a temporary governance gap surrounding the resignation of key directors, including one member of the Audit Committee. Although these unauthorized transactions did not materially impact the Company’s financial statements, the absence of proper controls in this area due to the circumstances mentioned above resulted in a breakdown in the effectiveness of the Company’s disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

The Company is not required to provide an attestation report from its registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 as it qualifies as a smaller reporting company.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024, using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024, due to the same significant deficiency described above.

Our independent Audit Committee swiftly identified and investigated governance irregularities at the subsidiary level, demonstrating strong oversight and proactive risk management.

Remediation Plan

In response to the identified deficiency, the Company has initiated a remediation plan that includes the following actions:

•	Implementation of a revised delegation of authority policy at the subsidiary level;
•	Reconstitution and strengthening of oversight mechanisms through the Board and Audit Committee;
•	Review and ratification of all affected transactions by the Audit Committee;
•	Initiation of an internal audit of Chemrex procurement and contracting procedures;
•	Staff retraining on internal control and reporting policies.

The Company expects these remediation measures to be completed during fiscal year 2025. The effectiveness of these controls will be reassessed as part of management’s ongoing internal control evaluation process.

Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Resignations and Appointments

On October 9, 2024, Mr. Koon Wai Wong and Mr. Wei Foong Lim resigned from the Board of Directors. Their resignations were not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices.

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

Ms. Low (Age 47) holds a Bachelor of Laws (LL.B) and a Master of Business in Public Relations from the Queensland University of Technology, Australia. She was called to the Bar as an Advocate & Solicitor of the High Court of Malaya in 2004. Currently, Ms. Low is a partner at the law firm Azura Mokhtar & Low. Her legal career spans over 20 years, during which she has gained substantial experience in conveyancing, corporate law, and wealth management consulting. Her expertise includes advising on property, real estate, banking transactions, and corporate agreements such as shareholders’ agreements, joint ventures, and power of attorney.

There is no arrangement or understanding between the new director and any other person pursuant to which the new director was selected to be a director of the Company.

Ms. Low will receive the standard independent director compensation set by the Compensation Committee of the Company, which is $1,000 USD per month.

On November 5, 2024, the Board of Directors of the Company appointed Mr. Su-Leng Tan Lee as President of the Company.

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

Directors; Management

Name	Age	Position
Su-Leng Tan Lee	41	Chief Executive Officer, Acting Chief Financial Officer, President, and Director
Muhammad Azrul bin Abdul Hamid	50	Director; Chair of the Compensation and Nominating Committees; Member of Audit Committee
Chee Keong Yap	69	Director; Chair of the Audit Committee; Member of Compensation and Nominating Committees
Jook Yuen Low	47	Director; Member of Audit and Nominating Committees

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

Su-Leng Tan Lee has been the Chief Executive Officer and acting Chief Financial Officer of the Company since December 11, 2023, and was appointed President of the Company on November 5, 2024.  Previously, Mr. Tan Lee was the Company’s Chief Operating Officer from August 2023 until December 11, 2023. Mr. Tan Lee has over 20 years of extensive experience in a variety of industries, including information systems, hospitality, investment management, construction, property development, travel, government liaison, and life sciences, primarily focused on commercialization, finance, and general management. From May 2022 to August 2023, Mr. Tan worked as the Chief Commercial Officer for Dryox Health Limited, a startup focused on repurposing drugs for unmet needs in the dermatological space, specifically anticholinergic drugs. From August 2017 to August 2023, Mr. Tan worked as the FLO Life Sciences Group’s owner and Managing Director, focusing on infectious diseases and oncology pre-clinical drug candidates and clinical research. From July 2018 to April 2019, Mr. Tan was the President of Avillion Berhad, a publicly listed travel and hospitality group with hotels, commercial property, and inbound/outbound travel services. The Company believes Mr. Tan is qualified to serve as the Company’s Chief Executive Officer and a member of the Board due to his extensive experience with biotech and pharmaceutical companies.

Muhammad Azrul bin Abdul Hamid has been a director of the Company since December 11, 2023. He is a member of the Audit Committee and is Chairman of the Nomination & Corporate Governance Committee, and the Compensation Committee. He has more than 20 years of experience as a lawyer in a range of matters at the Malaysian High Court and the Malaysian Court of Appeal involving IP claims, contractual matters, debt collection and tortious claims. Mr. Azrul also has experience in providing advisory services for the technology industry, providing advice on intellectual property protection and enforcement matters. Mr. Azrul has advised clients on the multiple facets of public policy and government engagement, including dealing with government agencies and local authorities in relation to business related issues for start-ups, small and medium enterprises, and multinational corporations. Mr. Azrul is a member of the Malaysian Eurocham IP Committee, Kuala Lumpur Bar Committee IT Committee, and Bar Council Cyberlaw Committee. He is a contributor and regular speaker for the South East Asia EU-SME IPR Helpdesk. The Company believes Mr. Hamid is qualified to serve as a member of the Board due to his extensive experience with legal matters.

Chee Keong Yap has been a Director of the Company since March 2022, serving as the Audit Committee Chairman, a member of the Compensation Committee, and is a Member of The Institute of Chartered Accountants of Scotland. In the past he was Managing Director & Executive Director at Niche Capital Emas Holdings Bhd and Chief Executive Officer & Executive Director at Bumiputra Merchant Bankers Bhd.  Mr. Yap holds a Bachelor of Arts (First Class Honours) degree in Economics from the University of Leeds, United Kingdom (1978). He has auditing experience in England from 1978 to 1981. He has gained extensive financial experience gained from his career in merchant banking and brings his considerable experience to the role and as a result, the Company believes he is qualified to be a member of the Board.

Jook Yuen Low has been a Director of the Company since November 5, 2024 and also is a member of the Audit Committee and the Nomination & Corporate Governance Committee. She holds a Bachelor of Laws (LL.B) and a Master of Business in Public Relations from the Queensland University of Technology, Australia. She was called to the Bar as an Advocate & Solicitor of the High Court of Malaya in 2004. Currently, Ms. Low is a partner at the law firm Azura Mokhtar & Low. Her legal career spans over 20 years, during which she has gained substantial experience in conveyancing, corporate law, and wealth management consulting. Her expertise includes advising on property, real estate, banking transactions, and corporate agreements such as shareholders’ agreements, joint ventures, and power of attorney and as a result, the Company believes she is qualified to be a member of the Board.

Employment Agreements

Effective as of August 15, 2023, the Company entered into an employment agreement with Mr. Su-Leng Tan Lee. The agreement provides for an annual base salary. Mr. Tan Lee’s employment will terminate two years from the effective date of the agreement, and such term shall be automatically extended for a one-year term thereafter at the Company’s request. The agreement further provides that either party to the agreement may terminate Mr. Tan Lee’s employment upon one month’s prior written notice. Additionally, the agreement provides that Mr. Tan Lee shall not, during the term of the agreement and for 24 months after cessation of employment, carry on business in competition with the Company.

Terms of Directors and Officers

Our officers are elected by and serve at the discretion of the board of directors and the stockholders voting by ordinary resolution.

Compensation of Directors and Executive Officers

For the year ended December 31, 2024, we paid an aggregate of approximately $572,426 respectively, in cash and benefits to our executive officers. We do not have a share incentive program to provide for grants of awards to our directors and executive officers. We have not set aside or accrued any amount to provide pension, retirement or other similar benefits to our executive officers and directors. We have no service contracts with any of our directors providing for benefits upon termination of employment.

Board Committees and Director Independence

Director Independence

The Company has determined that Mr. Chee Keong Yap and Mr. Muhammad Azrul bin Abdul Hamid and Ms. Jook Yuen Low, are “independent” as defined by the Nasdaq Rule 5605(a)(2). Accordingly, a majority of our Board is “independent.”

Board Committees

Our Board has established three standing committees – Audit, Compensation, and Nominating and Corporate Governance. All standing committees operate under a charter that has been approved by our Board.

Audit Committee

Our Board of Directors has an Audit Committee, composed of Chee Keong Yap, Muhammad Azrul bin Abdul Hamid, and Ms. Jook Yuen Low. All members are independent directors as defined in accordance with Rule 10A-3 of the Exchange Act and the Nasdaq Listing Rules. Mr. Yap serves as Chairman of the committee. The Board has also reviewed their financial literacy and concluded that all Audit Committee members are “financially literate” and that Mr. Yap qualifies as the “Audit Committee Financial Expert” under Item 407(d)(5)(ii) of Regulation S-K.

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

Audit Committee Report

Review with Management. The Audit Committee has reviewed and discussed our audit completion report and financial statements for Fiscal Year 2024 with management.

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

Nominating and Corporate Governance Committee

Our Board of Directors has a Nominating and Corporate Governance Committee composed of Ms. Jook Yuen Low and Muhammad Azrul bin Abdul Hamid. Mr. Muhammad Azrul bin Abdul Hamid serves as the Chairman of the committee. The Nominating and Corporate Governance Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the Board of Directors for consideration. The Nominating and Corporate Governance Committee has a charter which is reviewed annually. The Nominating and Corporate Governance Committee will consider director nominations made by shareholders so long as the nomination is validly made in accordance with applicable laws, rules, regulations, and the provisions of the Company’s charter documents.  Any shareholder who wants to recommend a candidate for the Nominating and Corporate Governance Committee to consider nominating as a director should submit a written request and related information to our Corporate Secretary.

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

The Compensation Committee has the authority to delegate any of its responsibilities to one or more subcommittees as the Committee may from time to time deem appropriate. If at any time the Compensation Committee includes a member who is not independent as defined under the Nasdaq Listing Rules, a subcommittee comprised entirely of individuals who are independent in accordance with the Nasdaq Listing Rules may be formed by the Compensation Committee for the purpose of ratifying any grants of awards under any incentive or equity-based plan for the purposes of complying with the exemption requirements of Rule 16b-3 of the Exchange Act; provided that any such grants shall not be contingent on such ratification. No compensation consultants were used during fiscal year 2024.

Board Leadership Structure and Role in Risk Oversight

Our Board currently consists of four directors. The Board has not appointed a lead independent director. Due to the size of the Board, the independent directors are able to closely monitor the activities of our Company. In addition, the independent directors are able to meet independently with the Company’s independent registered public accounting firm without management to discuss the Company’s financial statements and related audits. Therefore, the Board has determined that a lead independent director is not necessary at this time. To the extent the composition of the Board changes and/or grows in the future, the Board may reevaluate the need for a lead independent director.

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

Attendance

There were 4 meetings, exclusive of action by unanimous written consent, of the Board held during fiscal year 2024. During the fiscal year, all Directors attended at least 75% of the aggregate number of meetings of the Board, except Ms. Jook Yuen Low who attended 1 meeting after her appointment on November 5, 2024. The Company did not hold an annual meeting of stockholders in fiscal year 2024 and instead the Company’s directors were elected by written consent of the shareholders. We encourage our directors to attend the annual meeting of stockholders.

There were 2 meetings each, exclusive of action by unanimous written consent, of the Nominating and Corporate Governance Committee and Compensation Committee held during fiscal year 2024.  There were 4 meetings held by the Audit Committee in conjunction with the Quarterly reporting schedule, and an additional 2 Executive Sessions of only the Independent Members of the Board of Directors.

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

Director Independence

Our board of directors is currently composed of four members, three of whom qualify as independent directors in accordance with the published listing requirements of Nasdaq. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the Director, nor any of his family members have engaged in various types of business dealings with us. In addition, our board of directors had not made a subjective determination as to our director that no relationship existed which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the Nasdaq rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by our director and us with regard to our director’s business and personal activities and relationships as they may relate to us and our management.

Code of Ethics

In conjunction with our listing on Nasdaq on July 20th 2023, the Company has adopted a Code of Business Conduct and Ethics which is available from the Investor Relations section of our website at www.bionexusgenelab.com.

Conflicts of Interest

The Company is not aware of any other conflicts of interest of our Executive Officers and Directors, other than those already declared, investigated, or reviewed and accepted by the Audit Committee, and of which material matters have been disclosed.

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

During this current fiscal year, the Section 16 Reporting was complied with by the Company’s Officers, Directors and greater than 10% shareholders.

Item 11. Executive Compensation.

Summary Executive Compensation Table

The following table reflects the Summary Compensation for our named Executive Officers for fiscal years ended December 31, 2024 and 2023, respectively. For such periods, there were no bonus, non-equity plan compensation, nonqualified compensation earnings or other compensation other than as stated below for the named executive officers. Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yeat Min Fong	2024	—	—	—	—	—	—	—	—
Former Chairman (1)	2023	$16,069	$—	$7,583	$—	—	—	$—	$23,652
Yee Meng Wong	2024	—	—	—	—	—	—	—	—
Former President (2)	2023	$16,069	$—	$7,583	$—	—	—	$—	$23,652
Sook Keng Yeoh	2024	—	—	—	—	—	—	—	—
Former Chief Executive Officer (3)	2023	$12,000	$—	$7,583	$—	—	—	$—	$19,583
Chi Yuen Leong Former Chief	2024	—	—	—	—	—	—	—	—
Executive Officer (4)	2023	$3,283	$—	$—	$—	—	—	$—	$3,283
Wei Li Leong	2024	—	—	—	—	—	—	—	—
Former Chief Financial Officer (5)	2023	$16,000						$842	$16,842
Liong Tai Tan	2024	—	—	—	—	—	—	—	—
Chief Operating Officer (6)	2023	$—	—	—	—	—	—	—	—
Su-Leng Tan Lee	2024	$490,126	$1,000	$0	$0	$0	$0	$0	$491,126
Chief Executive Officer & Chief Operating Officer (7)	2023	$9,095	$0	$0	$0	$0	$0	$0	$9,095

(1)	Mr. Yeat Min Fong was removed from his position as Chairman of the Company on December 11, 2023.
(2)	Ms. Yee Meng Wong was removed from her position as President of the Company on December 11, 2023.
(3)	Mr. Sook Keng Yeoh tendered his resignation to the company on October 4, 2023.
(4)	Mr. Chi Yuen Leong was appointed as CEO of the Company on October 12, 2023, and removed from his position as CEO of the Company on December 11, 2023.
(5)	Ms. Wei Li Leong tendered her resignation letter to the Company on October 30, 2023.
(6)	Mr. Liong Tai Tan tendered his resignation to the Company on August 31, 2023.
(7)	Mr. Su-Leng Tan Lee began his employment with the Company on September 1, 2023.

Employment Agreements

Employment Agreement between Mr. Su-Leng Tan Lee and the Company

Effective as of August 15, 2023, the Company entered into an employment agreement with Mr. Su-Leng Tan Lee. The agreement provides for an annual base salary. Mr. Tan Lee’s employment will terminate two years from the effective date of the agreement, and such term shall be automatically extended for a one-year term thereafter at the Company’s request. The agreement further provides that either party to the agreement may terminate Mr. Tan Lee’s employment upon one month’s prior written notice. Additionally, the agreement provides that Mr. Tan Lee shall not, during the term of the agreement and for 24 months after cessation of employment, carry on business in competition with the Company.

Grants of Plan-Based Awards

Except as stated above, no plan-based awards were granted to any of our named executive officers during the interim fiscal year ended December 31, 2024.

Outstanding Equity Awards at Interim Fiscal Year End

The equity awards reflected in the Summary Compensation Table above represents all restricted stock awards issued to our executive officers as of December 31, 2024. No other stock or stock option awards were granted to any other officer of the Company as of December 31, 2024.

Option Exercises and Stock Vested

No option to purchase our capital stock was exercised by any of our named executive officers, nor was any restricted stock held by such executive officers vested during the interim fiscal period ended December 31, 2024.

Pension Benefits

No named Executive Officers received or held pension benefits during the interim fiscal period ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of the date hereof, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five percent (5%); (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. The information is based on 17,967,663 shares of common stock issued and outstanding as of this filing.

Name and address of beneficial owners	Amount and nature of beneficial ownership of Common Stock	Approximate percentage of outstanding Common Stock (1)

Resigned Directors and Named Executive Officers:
Koon Wai Wong (2)	100	0.00%
Wei Foong Lim (3)	362,936	2.02%
All directors and executive officers as a group (2 persons)

New Directors and Named Executive Officers:
Jook Yuen Low (4)	12,616	0.00%

Directors and Named Executive Officers:
Su-Leng Tan Lee (5)	-	-
Muhammad Azrul bin Abdul Hamid (6)	-	-
Chee Keong Yap (7)	-	-
All directors and executive officers as a group (3 persons)	504,703	2.84%

5% or Greater Stockholders
Soo Kow Lai (8)	1,250,001	6.96%
Chan Chong Wong (9)	1,031,427	5.74%
Choong-Chin Liew (10)	1,666,667	9.28%
Kim Hai Wong (11)	900,872	5.01%

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

(2)	The address for Koon Wai Wong is No.4, Jalan CJ 1/6 Kawasan Perusahaan 43200 Majlis Perbandaran Kajang Selangor, Malaysia. Shares held in registered and street name with broker.
(3)	The address for Wei Foong Lim is No.4, Jalan CJ 1/6 Kawasan Perusahaan 43200 Majlis Perbandaran Kajang Selangor, Malaysia. Shares held in registered and street name with broker.
(4)	The address for Jook Yuen Low is A-28-7, Level 28, Tower A, Menara UOA Bangsar, No.5 Jln Bangsar Utama 1, Kuala Lumpur, Malaysia.
(5)	The address for Su-Leng Tan Lee is C2-2-8 Megan Phoenix, Jalan 2/142A, Kuala Lumpur 56000, Malaysia. No shareholding.

(6)	The address for Muhammad Azrul bin Abdul Hamid is A-28-7, Level 28, Tower A, Menara UOA Bangsar, No.5 Jln Bangsar Utama 1, Kuala Lumpur, Malaysia. No shareholding.
(7)	The address for Chee Keong Yap is A-28-7, Level 28, Tower A, Menara UOA Bangsar, No.5 Jln Bangsar Utama 1, Kuala Lumpur, Malaysia. No shareholding.
(8)	The address for Soo Kow Lai is A-28-7, Level 28, Tower A, Menara UOA Bangsar, No.5 Jln Bangsar Utama 1, Kuala Lumpur, Malaysia. Shares held in registered name.
(9)	The address for Chan Chong Wong is A-28-7, Level 28, Tower A, Menara UOA Bangsar, No.5 Jln Bangsar Utama 1, Kuala Lumpur, Malaysia. Shares held in registered name.
(10)	The address for Choong-Chin Liew is 81 Millersgrove Drive, Toronto, Ontario M2R 3S1, Canada. Shares held in registered name.
(11)	The address for Kim Hai Wong is No.4, Jalan CJ 1/6 Kawasan Perusahaan 43200 Majlis Perbandaran Kajang Selangor, Malaysia. Shares held in registered and street name with broker.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as stated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

1. Transactions with Honkuk Material Sdn. Bhd.

Nature of relationship: Company affiliated with directors of Chemrex (subsidiary)

Description	2024 (USD)	2023 (USD)
Sales to Honkuk	$34,060	$29,714
Purchases from Honkuk	$288,767	$168,952
Factory Rental	$1,969	—
Trade Payables (Dec 31)	$0	$21,953

Audit Committee Review: The transactions were not previously submitted for Board approval. The Audit Committee reviewed them in 2024 and accepted them provisionally based on management representations. These transactions are under continuing observation for compliance with the Company’s updated related party policy.

2. Transactions with RP Products Sdn. Bhd.

Nature of relationship: Entity controlled by a Chemrex director

Description	2024 (USD)	2023 (USD)
Sales to RP Products	$78,496	$77,205
Purchases from RP Products	$8,969	$15,481
Trade Receivables (Dec 31)	$47,272	$4,520

These transactions were historically executed without centralized disclosure. They are now subject to updated oversight procedures.

3. Amount owing to directors

Company	2024 (USD)	2023 (USD)
Chemrex	$-	$-
MRNA Scientific	$4,004	$4,196
Holding Co	$13,170	$9,003
Total	$17,174	$13,199

4. Director Remuneration (Chemrex and Holding Company)

Compensation Type	2024 (USD)	2023 (USD)
Bonus	$25,202	$952
Director Fees (HoldCo)	$551,600	$73,873
Salaries (HoldCo)	$-	$22.000
Salaries (Subsidiaries)	$1,512,206	$321,121
Contract of Services (Subsidiaries)	$109,385	$-
EPF Contributions	$178,686	$42,329
Other Contributions (SOCSO, EIS)	$1,389	$979
Total	$2,378,468	$461,254

Audit Committee Review: The increases in Director’s remuneration in 2024 were not previously submitted for Board approval. The Audit Committee has reviewed the approval process by the subsidiary in Q4 2024 and has resolved to submit the agenda to the upcoming Chemrex Annual Meeting for ratification or rejection. Should the approvals at the subsidiary level be rejected, the Company may demand that improperly approved amounts be returned.

Related Party Review Policy (Regulation S-K 404(b))

The Company has adopted a Related Party Transactions Policy, administered by the Audit Committee. This policy requires:

•	Pre-approval of all related party transactions;
•	Documentation of arm’s-length terms;
•	Ongoing monitoring and retrospective review if prior approval was not obtained.

The Audit Committee has conducted a comprehensive review of all transactions listed above and will update the Board and shareholders on any remediation actions or accounting impacts.

Director Independence (Regulation S-K 407(a))

The Company has determined that the following directors are independent under Nasdaq Rule 5605(a)(2):

•	Chee Keong Yap
•	Muhammad Azrul bin Abdul Hamid
•	Jook Yuen Low

No independent director had a material interest in any of the related party transactions disclosed above.

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

2024	$86,829
2023	$92,833

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2024	$11,194
2023	$5,201

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2024	$30,197
2023	$14,763

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2024	$2,258
2023	$4,508

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

Audit Committee’s Pre-Approval Process

The Audit Committee of the Company reviews fees proposed by our Independent Auditor, and accordingly, all services are approved by all the members of the Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

EXHIBIT INDEX

Exhibit Number	Description
1.1**	Form of Underwriting Agreement

3.1**	Articles of Incorporation of the Registrant, as currently in effect

3.2+	Bylaws of the Registrant, as currently in effect

3.3**	Certificate of Amendment filed with the Secretary of the State of Wyoming on June 7, 2017

3.4**	Certificate of Amendment filed with the Secretary of the State of Wyoming on March 29, 2023

3.5**	Certificate of Amendment filed with the Secretary of the State of Wyoming on June 5, 2023

3.6+	Articles of Amendment filed with the Wyoming Secretary of State on February 11, 2025.

3.7+	Articles of Amendment filed with the Wyoming Secretary of State on April 1, 2025.

4.1**	Registrant’s Specimen Certificate for Common Stock

4.2**	Form of Representative’s Warrant

10.1**	Share Exchange Agreement between BioNexus and Chemrex

10.2**	Employment Agreement with Su-Leng Tan Lee

10.3+	Director Offer Letter by and between the Registrant and Su-Leng Tan Lee

10.4+	Director Offer Letter by and between the Registrant and Muhammad Azrul bin Abdul Hamid

10.5+	Director Offer Letter by and between the Registrant and Jook Yuen Low

10.6**	Director Offer Letter by and between the Registrant and Chee Keong Yap

14.1**	Code of Business Conduct and Ethics

21.1+	List of Subsidiaries of the Registrant

31.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

99.2**	Audit Committee Charter

99.3**	Compensation Committee Charter

99.4**	Nomination Committee Charter

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Filed herewith.
**	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioNexus Gene Lab Corp.
/s/ Su-Leng Tan Lee	Dated: April 15, 2025
Su-Leng Tan Lee
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Su-Leng Tan Lee	Dated: April 15, 2025
Su-Leng Tan Lee
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Su-Leng Tan Lee	Dated: April 15, 2025
Su-Leng Tan Lee
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Chee Keong Yap	Dated: April 15, 2025
Chee Keong Yap
Director

/s/ Jook Yuen Low	Dated: April 15, 2025
Jook Yuen Low
Director

/s/ Muhammad Azrul bin Abdul Hamid	Dated: April 15, 2025
Muhammad Azrul bin Abdul Hamid
Director

PART I FINANCIAL INFORMATION	Page

ITEM FINANCIAL STATEMENTS:
1.
Report of Independent Registered Public Accounting Firm	F-2-F-3
Consolidated Balance Sheets as of December 31, 2024 and 2023	F-4 to F-5
Consolidated Statements of Operations and Comprehensive Income/(Loss) for the Year Ended December 31, 2024 and 2023	F-6
Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2024 and 2023	F-7
Consolidated Statements of Cash Flows for the Year Ended December 31, 2024 and 2023	F-8 to F-9
Notes to the Consolidated Financial Statements	F-10 to F-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

BioNexus Gene Lab Corp.

Unit A-28-7, Level 28, Tower A

Menara UOA Bangsar

No. 5, Jalan Bangsar Utama 1

59000 Kuala Lumpur

Malaysia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioNexus Gene Lab Corp. and subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income/(loss), consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Entity’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, for the year ended December 31, 2024, the Company incurred continuous loss of $1,598,342 and negative cash outflow from operating activities of $2,234,260 and as of December 31, 2024, the Company incurred an accumulated deficit of $3,442,620. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Trade Receivables and Expected Credit Losses (“ECL”)

The identification and measurement of credit impairment under ASC 326 - Financial Instruments: Credit Losses require management to exercise significant judgment in determining whether a financial asset is credit-impaired and, if so, to measure the loss allowance. Specifically, the determination of Expected Credit Losses (ECL) for trade receivables involves subjective assessments regarding the collectability of outstanding balances, the creditworthiness of customers, and the appropriateness of forecasted economic conditions.

Given the complexity and judgment involved, we identified the impairment of trade receivables as a critical audit matter. The calculation of the loss allowance significantly impacts the financial statements and requires careful evaluation of assumptions, estimates, and the adequacy of data used in the assessment process.

Our audit procedure in this area included the following, among others:

a)	Obtained an understanding of the management’s process in determining and calculating the expected credit loss;
b)	Assessed significant assumptions, including recovery rates and impairment ratios and those relating to future economic events that are used to calculate the expected credit losses;
c)	Tested the completeness and accuracy of data used in the ECL calculation including the customer's ageing reports;
d)	Tested the mathematical accuracy of the ECL model;
e)	Obtained an understanding of the latest development and the basis of measuring the impairment allowance for specific provisions and assessed management assumptions given the circumstances; and
f)	Assessed the adequacy of the relevant disclosures included in the consolidated financial statements.

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT (PCAOB: 6723)
We have served as the Company’s auditor since 2021.
Kuala Lumpur, Malaysia

April 15, 2025

BIONEXUS GENE LAB CORP. CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2024 AND 2023 (Currency expressed in United States Dollars (“US$”)) (Audited)

		As of
		December 31,	December 31,
	Note	2024	2023
ASSETS
CURRENT ASSETS
Cash and bank balances		1,583,479	2,623,965
Fixed deposits placed with financial institutions (including $1,490,461 and $1,411,626 of fixed deposits with original maturities more than 3 months as of December 31, 2024 and 2023)		2,793,948	3,305,371
Trade receivables, net of allowance for credit losses of $517,877 and $1,307,508 as of December 31, 2024 and 2023 respectively (including $47,272 and $4,520 of trade receivables from related parties as of December 31, 2024 and 2023 respectively)	3	1,376,571	799,674
Other receivables, deposits and prepayments		203,660	122,432
Tax recoverable	4	84,167	57,588
Inventories (including goods in transit of $188,797 and $Nil as of December 31, 2024 and 2023 respectively)		1,388,624	1,137,770
Total current assets		7,430,449	8,046,800

NON-CURRENT ASSETS
Operating lease right-of-use assets	5	215,243	141,544
Property, plant and equipment, net	6	1,522,990	1,511,618
Investments in equity securities	7	1,265,166	1,699,831
Total non-current assets		3,003,399	3,352,993
TOTAL ASSETS		$10,433,848	$11,399,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables (including $Nil and $21,953 of trade payables from related parties for December 31, 2024 and 2023 respectively)	8	1,503,326	1,402,180
Other payables and accrued liabilities		284,108	180,912
Current portion of operating lease liabilities	5	50,816	34,632
Advance payment from customer		95,879	-
Amount owing to directors		17,174	13,199
Total current liabilities		1,951,303	1,630,923

NON-CURRENT LIABILITIES
Non-current portion of operating lease liabilities	5	159,741	98,763
Deferred tax liabilities	4	-	12,255
Total non-current liabilities		159,741	111,018
TOTAL LIABILITIES		$2,111,044	$1,741,941

See accompanying notes to the consolidated financial statements.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (CONT’D)

BIONEXUS GENE LAB CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Audited)

		As of
		December 31,	December 31,
	Note	2024	2023
STOCKHOLDERS’ EQUITY
As at December 31, 2024, common stock, no par value; 300,000,000 shares authorized and 17,967,663 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding. As at December 31, 2023, common stock, no par value; 300,000,000 shares authorized and 17,667,663 shares outstanding, and preferred stock, no par value 30,000,000 shares authorized and no shares outstanding (on a post-reverse stock split basis)*.	12	$17,332,315	$17,191,315
Additional paid in capital		(5,011,891)	(5,011,891)
Accumulated deficit		(3,442,620)	(1,844,278)
Accumulated other comprehensive losses		(555,000)	(677,294)
TOTAL STOCKHOLDERS’ EQUITY		8,322,804	9,657,852

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$10,433,848	$11,399,793

* Issued and outstanding shares of common stock have been adjusted for the periods prior to July 20, 2023, to reflect the 12-for-1 reverse stock split effected on that date on a retroactive basis as described in Note 12.

See accompanying notes to the consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Audited)

		Year ended
		December 31,
	Note	2024	2023

REVENUE (including $112,556 and $106,919 of revenue from related parties for the year ended December 31, 2024 and 2023 respectively)	9	$9,510,646	$9,770,806

COST OF REVENUE (including $297,736 and $184,433 of cost of revenue from related parties for the years ended December 31, 2024 and 2023, respectively)		(8,221,125)	(8,441,308)

GROSS PROFIT		1,289,521	1,329,498

OTHER INCOME
Dividend income		68,130	61,409
Interest income		147,641	68,675
Fair value gain on investments in equity securities		69,476	306,614
Gain on disposal of investments in equity securities		38,409	7,245
Reversal of expected credit losses		1,689,412	-
Others		59,405	42,093
TOTAL OTHER INCOME		2,072,473	486,036

OPERATING EXPENSES
Sales and marketing		(2,030,684)	(596,858)
Research and development		(47,511)	(54,982)
General and administrative (including $1,969 and nil of rental expenses to related party for the years ended December 31, 2024 and 2023, respectively)		(1,973,968)	(2,442,855)
Provision for expected credit losses		(883,533)	(1,314,427)
TOTAL OPERATING EXPENSES		(4,935,696)	(4,409,122)

LOSS FROM OPERATIONS		(1,573,702)	(2,593,588)

FINANCE COSTS		(21,146)	(13,929)

LOSS BEFORE TAX		(1,594,848)	(2,607,517)

Tax expense:
Deferred tax		12,305	17,359
Income tax		(15,799)	(38,885)
Tax expense		(3,494)	(21,526)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS		$(1,598,342)	$(2,629,043)

Other comprehensive income/(loss):
Foreign currency translation gain/(loss)		122,294	(268,232)

COMPREHENSIVE LOSS		$(1,476,048)	$(2,897,275)

Earnings per share - Basic and diluted		(0.090)	(0.166)
Weighted average number of common stocks outstanding, Basic and Diluted		17,818,483	15,875,455

# Weighted average shares outstanding and per share amount have been adjusted for the periods shown to reflect the 12-for-1 reverse stock split effected on July 20, 2023, on a retroactive basis as described in Note 12.

See accompanying notes to the consolidated financial statements.

BIONEXUS GENE LAB CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Audited)

	Common stock
	Number		Additional	Accumulated	Accumulated other	Total
	of		paid in	surplus/	comprehensive	stockholders’
	shares	Amount	capital	(deficit)	losses	equity
Balance as of December 31, 2022	14,476,513	$10,929,574	$(5,011,891)	$1,156,392	$(409,062)	$6,665,013

Impacts arising from application of Topic 326	-	-	-	(371,627)	-	(371,627)

Balance as of January 1, 2023 (restated)	14,476,513	$10,929,574	$(5,011,891)	$784,765	$(409,062)	$6,293,386

Round up shares	1,044,351	1,046	-	-	-	1,046

Issuance of shares*	1,437,500	5,750,000	-	-	-	5,750,000

Issuance of shares#	709,299	510,695	-	-	-	510,695

Net loss for the year	-	-	-	(2,629,043)	-	(2,629,043)

Foreign currency translation loss	-	-	-	-	(268,232)	(268,232)

Balance as of December 31, 2023	17,667,663	$17,191,315	$(5,011,891)	$(1,844,278)	$(677,294)	$9,657,852

Share activity (number of shares or both number and amount of shares) has been adjusted for the periods shown to reflect the 12-for-1 reverse stock split effected on July 20, 2023, on a retroactive basis

* 1,437,500 shares of common stock were issued to the underwriter.

# 834,299 shares of common stock were issued to professional parties and board members

	Common stock
					Accumulated
	Number of		Additional paid in	Accumulated	other comprehensive	Total stockholders’
	shares	Amount	capital	deficit	(losses)/gain	equity

Balance as of January 1, 2024	17,667,663	$17,191,315	$(5,011,891)	$(1,844,278)	$(677,294)	$9,657,852

Issuance of shares@	300,000	141,000	-	-	-	141,000

Net loss for the year	-	-	-	(1,598,342)	-	(1,598,342)

Foreign currency translation gain	-	-	-	-	122,294	122,294

Balance as of December 31, 2024	17,967,663	$17,332,315	$(5,011,891)	$(3,442,620)	$(555,000)	$8,322,804

@ 300,000 shares of common stock were issued for professional services rendered

See accompanying notes to the consolidated financial statements.

BIONEXUS GENE LAB CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023
(Currency expressed in United States Dollars (“US$”))
(Audited)
	Year Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,598,342)	$(2,629,043)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use asset	48,983	25,170
Allowances for expected credit losses	883,533	942,800
Recoveries for expected credit losses	(1,689,412)	-
Bad debts written off	6,344	6,261
Depreciation of property, plant and equipment	104,160	83,253
Dividend income	(68,130)	(61,409)
Fair value gain on investments in equity securities	(69,476)	(306,614)
Loss arising from settlement of supplier contract dispute	29,534	-
Gain on disposal of investments in equity securities	(38,409)	(7,245)
Loss on lease termination	1,384	-
Impairment on investments in equity securities	-	6,194
Impairment on property	40,173	-
Property, plant and equipment written off	-	18
Stock written off	-	424
Operating loss before working capital changes	(2,349,658)	(1,940,191)

Changes in operating assets and liabilities:
Inventories	(250,854)	(160,387)
Trade and other receivables	147,760	650,810
Trade and other payables	204,342	(381,293)
Advance payment from customer	95,879	(23,123)
Operating lease liabilities	(42,895)	76,620
Tax (liabilities)/recoverable	(38,834)	(44,648)
Net cash used in operating activities	(2,234,260)	(1,822,212)

Cash flows from investing activities:
Acquisition of investments in equity securities	(492,732)	(320,733)
Dividend income	68,130	61,409
Change in fixed deposits placed with original maturities more than three months	(78,835)	(1,411,626)
Purchase of plant and equipment	(226,989)	(149,398)
Proceeds from disposal of investments in equity securities	1,068,777	26,146
Proceeds from settlement of supplier contract dispute	79,851	-
Net cash generated from/(used in) investing activities	418,202	(1,794,202)

BIONEXUS GENE LAB CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023 (Currency expressed in United States Dollars (“US$”))(CONT’D) (Audited)

Cash flows from financing activities:
Advances from directors	3,975	13,199
Share-based compensation	141,000	511,740
Shares subscriptions	-	5,750,000
Net cash generated from financing activities	144,975	6,274,939

Foreign currency translation adjustment	40,339	(259,679)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,630,744)	2,398,846
CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL YEAR	4,517,710	2,118,864

CASH AND CASH EQUIVALENTS, END OF FINANCIAL YEAR	$2,886,966	$4,517,710

CASH AND CASH EQUIVALENTS INFORMATION:
Fixed deposits placed with financial institutions with original maturities of three months or less	$1,303,487	$1,893,745
Cash at bank	1,583,479	2,623,965
Cash and cash equivalents, end of financial year	2,886,966	4,517,710

Supplementary cash flow information:
Interest paid	$(9,351)	$(8,877)
Income tax refunded	-	312
Income tax paid	(40,380)	(66,973)

See accompanying notes to the consolidated financial statements.

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Audited)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

BioNexus Gene Lab Corp. (the “Company”) was incorporated in the State of Wyoming on May 12, 2017. On August 23, 2017, the Company acquired all the outstanding capital stock of BioNexus Gene Lab Sdn. Bhd., incorporated in Malaysia on April 7, 2015 which then subsequently changed its name to MRNA Scientific Sdn. Bhd. (MRNA Scientific) on September 19, 2023.

The principal office address is Unit A-28-7, Level 28, Tower A, Menara UOA Bangsar, No.5 Jalan Bangsar Utama 1, Kuala Lumpur, Malaysia, our lab is located at Lab 353, Chemical Science Centre, University Science Malaysia, George Town, Penang, Malaysia. We also have a blood collection center located at 1st floor, Lifecare Medical Centre, Kuala Lumpur, Malaysia.

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

The corporate structure as at December 31, 2024 is depicted below:

BioNexus Gene Lab Corp. a Wyoming company

100% owned		100% owned
MRNA Scientific Sdn. Bhd. (formerly known as “BioNexus Gene Lab Sdn. Bhd.”), a Malaysian company		Chemrex Corporation Sdn. Bhd., a Malaysian Company

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

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

The consolidated financial statements include the accounts of BioNexus Gene Lab Corp. and its subsidiaries. Acquired businesses are included in the consolidated financial statements from the dates of acquisition. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All inter-company accounts and transactions have been eliminated in consolidation.

☐	Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2024, the Company recorded a net loss of $1,598,342 and negative cash outflows from operating activities of $2,234,260 and as of December 31, 2024, the Company incurred an accumulated deficit of $3,442,620. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the ability secure external financing and fundraising. Management believes the external financing or fundraising will provide additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

☐	Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates include certain assumptions related to allowance for credit losses for financial assets and impairment analysis of long-lived assets. Actual results may differ from these estimates.

☐	Cash and cash equivalents

Cash and cash equivalents represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The Company maintains cash balances with multiple financial institutions in Malaysia. Deposits at each institution are insured by the Malaysia Deposit Insurance Corporation (Perbadanan Insurans Deposit Malaysia or PIDM) up to RM250,000 (approximately USD 55,000) per depositor. From time to time, the Company’s cash balances may exceed these insured limits. However, the Company has not incurred any losses on such accounts and believes it is not exposed to significant risk. The Company actively monitors the balances held with these financial institutions and considers the likelihood of loss to be remote.

☐	Trade receivables

Trade receivables are recorded at the invoiced amount and are generally non-interest bearing. However, interest may be imposed on extended credit terms or overdue balances. The Company recognizes an allowance for credit losses in accordance with ASC 326, Financial Instruments – Credit Losses, using an expected credit loss (ECL) model.

The allowance for credit losses is measured based on historical collection experience, aging of receivables, customer-specific credit risk, and current and expected future economic conditions. The Company disaggregates its trade receivables by customer type, as management has determined that risk profiles vary based on the industry and nature of the customer. For each customer type, the Company applies a historical loss rate matrix, adjusted for forward-looking information and macroeconomic trends relevant to the industries in which customers operate.

In addition to the collective assessment, specific allowances are established for customers with known financial difficulties or higher risk of default, based on a review of individual outstanding invoices and relevant credit information.

Trade receivables are written off against the allowance when all reasonable collection efforts have been exhausted and recovery is considered remote. The allowance for credit losses is recorded as a contra-asset account to trade receivables in the consolidated balance sheets, and changes to the allowance are recognized in the consolidated statement of operations and comprehensive income/(loss).

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Audited)

☐	Inventories

Inventories consisting of products available for sale are stated at the lower of cost or net realizable value. Cost of inventory is determined using the first-in, first-out (FIFO) method. Inventory reserve is recorded to write down the cost of inventory to the estimated net realizable value due to slow-moving merchandise and damaged goods, which is dependent upon factors such as historical and forecasted consumer demand, and promotional environment. The Company takes ownership, risks, and rewards of the products purchased. Write downs are recorded in cost of revenues in the Consolidated Statement of Operations and Comprehensive Income/(Loss).

☐	Leases

The Company determines if a contract is or contains a lease at the inception of the contract or modification of the contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset.

Finance and operating lease right-of-use (“ROU”) assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement date. As the implicit rate is not determinable in most of the Company’s leases, management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The expected lease term includes options to extend or terminate the lease when it is reasonably certain the Company will exercise the option. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term.

The Company’s lease arrangements have lease and non-lease components. Leases with an expected term of 12 months or less are not accounted for on the balance sheet and the related lease expense is recognized on a straight-line basis over the expected lease term.

☐	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis to write off the cost over the following expected useful lives of the assets concerned. The principal annual rates used are as follows:

Principal
Categories	Annual Rates
Air conditioner	20%
Buildings	2%
Computer and software	33%
Equipment	20%
Furniture and fittings	10% to 20%
Lab Equipment	10%
Motor vehicle	10% to 20%
Office equipment	20%
Renovation	10% to 20%
Signboard	10%
Solar PV System	20%
Machinery	10%

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

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Audited)

☐	Investments in equity securities

The Company accounts for its investments that represent less than 20% ownership, and for which the Company does not have the ability to exercise significant influence, using ASC 321, Investments—Equity Securities. Equity securities with readily determinable fair values are measured at fair value, with changes in fair value recognized in net income. These investments are classified within “Investments in equity securities” on the consolidated balance sheets, and unrealized gains and losses are included in “Other income (expense), net” in the consolidated statement of operations and comprehensive income/(loss).

For equity securities without readily determinable fair values, the Company may elect the practicability exception to measure such investments at cost, less impairment, if any, plus or minus observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These securities are evaluated at each reporting period for impairment or observable price changes.

Realized gains and losses on sales of equity securities are determined based on the specific identification method and are also recorded in net income.

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

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

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

Translation of amounts from RM (MYR) into US$1.00 has been made at the following exchange rates for the respective years:

	December 31,	December 31,
	2024	2023

Year-end US$1.00: MYR exchange rate	4.4755	4.5900

	January 1,	January 1,
	2024 to	2023 to
	December 31,	December 31,
	2024	2023

Yearly average US$1.00: MYR exchange rate	4.5710	4.5658

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

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

The Company follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1 : Observable inputs such as quoted prices in active markets;

•	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

The carrying value of the Company’s financial instruments: cash and bank balances, fixed deposits placed with financial institutions, trade receivable, other receivables, deposits, trade payables, other payables and accrued liabilities, advance payment from customers and amount owing to directors approximate at their fair values because of the short-term nature of these financial instruments

As of December 31, 2024, and December 31, 2023, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

☐	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, considers the applicability and impact of all accounting standards updates (“ASUs”).

Management periodically reviews new accounting standards that are issued.

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Audited)

Accounting Standards Adopted in 2024

Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new standard provides improvements to reportable segment disclosure requirements through amendments that require disclosure of significant segment expenses and other segment items on an interim and annual basis and requires all annual disclosures about a reportable segment’s profit or loss and assets to be made on an interim basis. The standard also requires the disclosure of the chief operating decision maker’s (“CODM”) title and position and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also clarifies that if the CODM uses more than one measure in assessing segment performance and deciding how to allocate resources, a company may report the additional segment profit or loss measure(s) and that companies with a single reportable segment must provide all disclosures required by this amendment. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The standard should be applied retrospectively to all prior periods presented in the financial statements.

During the fourth quarter of 2024, we adopted ASU 2023-07 and enhanced our segment disclosures in line with the new guidance. The adoption had no effect on our consolidated financial statements.

Accounting Standards not yet Adopted

Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures:

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that this ASU may have on its consolidated financial statements and related disclosures.

The Company does not expect that any other recently issued accounting pronouncements will have a significant effect on its condensed consolidated financial statements.

 Accounting Standards Update 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses:

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The new standard requires entities to disclose additional information about certain expenses, such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, as well as selling expenses included in commonly presented expense captions on the income statement. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply this guidance either on a retrospective or prospective basis, and early adoption is permitted.

The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements and related disclosures.

The Company does not expect that any other recently issued accounting pronouncements will have a significant effect on its consolidated financial statements.

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Audited)

NOTE 3 – TRADE RECEIVABLES

The Company’s trade receivables represent amounts due from customers that are unrelated parties and related parties of $47,272 and $4,520 respectively for year 2024 and 2023. Trade receivables are initially recognized at the invoiced amount and subsequently measured at amortized cost, net of an allowance for expected credit losses. An estimate for doubtful debts is made when collection of the full amount is no longer probable. Trade receivables are written off when they are determined to be uncollectible, and all reasonable collection efforts have been exhausted.

As of December 31, 2024, the Company performed an analysis of all outstanding trade receivables in accordance with the expected credit loss model under ASC 326. The Company considered historical collection trends, aging of balances, customer credit profiles, and current and forecasted economic conditions in estimating the allowance.

The Company’s standard credit terms range from 30 to 90 days. Certain receivables are interest-bearing. Specifically, Intralink Techno was charged with interest at 6% per annum from May 2021 to June 2023. From July 2023 onwards, the Company increased its interest rate to 8.4%.

	As of
	December 31,	December 31,
	2024	2023

Trade receivables	1,894,448	2,107,182
Allowances for expected credit losses	(508,542)	(1,314,427)
Foreign translation differences	(9,335)	6,919
Total trade receivables, net	$1,376,571	$799,674

Movement for trade receivables allowance for impairment accounts:

	As of
	December 31,	December 31,
	2024	2023
At January 1, 2024 and January 1, 2023	1,307,508	-
Impacts arising from application of Topic 326	-	371,627
At January 1, 2024 and January 1, 2023, (restated)	1,307,508	371,627
Provision for expected credit losses	883,533	942,800
Recoveries for expected credit losses	(1,689,412)	-
Foreign translation differences	16,258	(6,919)
At December 31, 2024 and 2023	$517,877	$1,307,508

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

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

	As of
	December 31,	December 31,
	2024	2023
Tax Recoverable
Local	$-	$-
Foreign, representing Malaysia	(84,167)	(57,588)
Tax Recoverable	(84,167)	(57,588)

Income tax liabilities:
Local	$-	$-
Foreign, representing Malaysia	-	-
Income tax payables	-	-

Deferred tax liabilities:
Local	$-	$-
Foreign, representing Malaysia	-	12,255
Deferred tax liabilities	-	12,255
Total	(84,167)	(45,333)

Although the Company is domiciled in the United States, a substantial portion of its pre-tax income/(loss) is generated by its foreign subsidiaries. Accordingly, the consolidated effective tax rate is significantly influenced by foreign tax jurisdictions and certain non-deductible expenses.

BIONEXUS GENE LAB CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Audited)

NOTE 5 – OPERATING LEASE RIGHT OF USE ASSET AND LEASE LIABILITIES

The Company has operating lease arrangements for office space, lab, and motor vehicles in Malaysia with a term between two and five years, generally with option to renew the lease after that date. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.

The present value of the lease payments are discounted with rates ranging from 6.40% to 6.65% per annum. These rates are reference from base rate of Malayan Banking Berhad, the largest bank in Malaysia.

As of December 31, 2024 and 2023 operating lease right-of-use assets as follows:
	As of
	December 31,	December 31,
	2024	2023
Balance as of December 31, 2023	$141,544	$55,730
Add: Addition of right-of-use assets (1)	145,736	113,279
Less: amortization (2)	(48,983)	(25,038)
Less: lease termination (3)	(25,093)	-
Foreign translation differences	2,039	(2,427)
Balance as of December 31, 2024	$215,243	$141,544

As of December 31, 2024 and 2023 operating lease liabilities as follows:

	As of
	December 31,	December 31,
	2024	2023
Balance as of beginning of the year	$133,395	$56,775
Add: addition of lease liabilities (1)	145,736	113,279
Less: gross repayment	(56,598)	(39,798)
Add: imputed interest (4)	11,795	5,613
Less: lease termination (3)	(25,679)	-
Foreign translation differences	1,908	(2,474)
Balance as of end of the year	210,557	133,395
Less: lease liabilities current portion	(50,816)	(34,632)
Lease liabilities non-current portion	$159,741	$98,763

BIONEXUS GENE LAB CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Audited)

As of December 31, 2024 and 2023, the maturities of the operating lease liabilities are as follows:

	As of
	December 31,	December 31,
	2024	2023
Years ending December 31:
2024	-	43,213
2025	62,939	36,634
2026	62,311	36,634
2027	55,403	24,568
2028	45,166	14,332
2029	12,848	-
Total undiscounted cash flows	238,667	155,381
Less: Interest imputed on lease liabilities	(28,110)	(21,986)
Present value of lease liabilities	$210,557	$133,395

(1) During the year ended December 31, 2024, the Company entered into a new operating lease of office space in Malaysia for 5 years. Additional right-of-use assets at $131,581 and lease liabilities at $131,581 were recognised upon the commencement of lease term. The Company also renewed the lease for the lab in Penang, Malaysia, for 2 years, with additional right-of-use assets of $14,155 and lease liabilities of $14,155 recognised upon the commencement of lease term.

(2) The amortization of the operating lease right-of-use asset for the year ended December 31, 2024 and 2023 were $48,983 and $25,170, respectively.

(3) The Company agreed to terminate its operating lease arrangement for office space in Malaysia, effective August 31, 2024. Accordingly, at the date of termination of the operating lease, the Company expensed a right-of-use-asset, net of accumulated depreciation, of $25,094 and recorded a write-off of lease liability of $25,679, offset with deposit forfeited by landlord at $1,969, with a loss on lease termination recorded for $1,384.

	As of
	December 31,	December 31,
	2024	2023
Supplemental Cash Flow Disclosures:
Cash paid for amounts included in the measurement of lease liabilities:
Lease payment – operating leases	$(56,598)	$(39,798)
Operating lease liabilities obtained in exchange for operating lease assets	145,736	113,279

Other information:
Weighted average remaining lease term for operating lease (years)	4.42	4.5
Weighted average discount rate for operating lease	6.65%	6.53%

(4)  Lease expenses for the year ended December 31, 2024 and 2023 were $60,778 and $30,783 respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Audited)

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of
	December 31,	December 31,
	2024	2023

Air conditioner	$1,124	$1,124
Computer and software	5,880	3,923
Equipment	65,214	60,412
Furniture and fittings	98,883	100,118
Lab equipment	320,102	320,102
Land and buildings	1,506,969	1,506,969
Motor vehicle	161,148	161,148
Office equipment	37,604	33,914
Renovation	101,137	98,597
Signboard	806	806
Solar PV System	16,935	-
Machinery	190,341	-
*Capital Work In Progress	-	109,509
	2,506,143	2,396,622
(Less): Accumulated depreciation	(756,976)	(659,115)
(Less): Accumulated impairment	(40,173)	-
Add: Foreign translation differences	(186,004)	(225,889)
Property, plant and equipment, net	$1,522,990	$1,511,618

During the year ended December 31, 2024 and 2023, the Company recorded depreciation of $104,160 and $83,253, respectively.

*includes an amount of $109,509 as explained in Note 14

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Audited)

NOTE 7 – INVESTMENTS IN EQUITY SECURITIES

	As of
	December 31,	December 31,
	2024	2023
As of beginning of the year	$1,699,831	$1,150,898
Addition during the year	492,732	320,733
Disposal during the year	(1,030,368)	(26,146)
Fair value gains	69,476	313,859
Impairment during the year	-	(6,194)
Foreign exchange translation	33,495	(53,319)
As of end of the year	$1,265,166	$1,699,831

For the year ended December 31, 2024 and 2023, the net fair value gains on the investments in equity securities were $69,476 and $313,859 recorded in other income of the Consolidated Statements of Operations and Comprehensive Income/(Loss).

The investments in equity securities consist of the following shares:
	As of
	December 31,	December 31,
	2024	2023
Investment in equity securities with readily determined fair value:
Malaysia	863,810	1,138,863
Singapore	177,808	79,577
Hong Kong	-	481,391
	$1,041,618	$1,699,831
Investment in equity securities without readily determined fair value:
Malaysia	223,548	-
	$1,265,166	$1,699,831

The Company’s investment in equity securities is measured at fair value on a recurring basis. These equity securities are classified as Level 1 in the fair value hierarchy, as the fair value is determined using quoted market prices in active markets for identical assets. Specifically, the stock prices of these securities are readily available on the stock exchange, providing a reliable and observable input to the fair value measurement.

As these securities are actively traded, the quoted prices in the market are considered to be the most reliable indicator of fair value. No significant adjustments are made to these prices, as they reflect current market conditions at the measurement date.

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Audited)

NOTE 8 – TRADE PAYABLES

Trade payables are amounts billed to the Company by suppliers for goods and services in the ordinary course of business. All amounts have short-term repayment terms and vary by supplier.

NOTE 9 – REVENUE

The following table shows disaggregated net revenue from contracts with customers by product or service line and geographic area for the year ended December 31, 2024 and 2023:

	For the year ended
	December 31,	December 31,
	2024	2023
Revenue by product or service line:
Trading of industrial chemicals	9,494,577	9,746,587
Screening services and related sales	16,069	24,219
Net revenue	$9,510,646	$9,770,806

Revenue by geographic area
Bangladesh	123,267	538,062
Indonesia	138,300	-
Malaysia	7,455,906	8,222,055
Maldives	762,144	637,186
Nigeria	-	42,073
Singapore	572,027	244,404
Sri Lanka	459,002	87,026
Net revenue	$9,510,646	$9,770,806

Timing of recognition:
At a point in time	$9,510,646	$9,770,806

Revenue is derived from the sale of industrial chemicals and the provision of genomic screening services. Revenue from the sale of goods is recognized at a point in time when control of the goods is transferred to the customer. Credit terms are generally from 30 to 90 days. The Company allows returns only for exchanges with new goods. No warranties are given on the sale of goods.

Revenue from services is recognized at a point in time when the final report is delivered to the customer. Credit terms for these services are generally from 30 days to 60 days. No warranties are given on the services rendered.

In applying ASC 606, the Company does not exercise significant judgment in determining whether revenue from the sale of goods and services should be recognized at a point in time. The criteria for recognizing revenue at a point in time, such as the transfer of control of goods or completion of services, are clear and are based on established contract terms. Therefore, no significant judgment is required in determining the timing of revenue recognition.

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Audited)

NOTE 10 – RELATED PARTY TRANSACTIONS

The following table provides details of the total revenue earned and expenses incurred from all related party transactions:

	For the year ended
	December 31,	December 31,
	2024	2023
Entities in which certain directors of a subsidiary have substantial financial interests
Sales of goods	$112,556	$106,919
Purchases	$(297,736)	$(184,433)
Rental of factory	$(1,969)	$-

The balances related to the above transactions with related parties are as disclosed in the Consolidated Balance Sheets which are interest-free, unsecured and subject to normal credit terms.

NOTE 11 – CONCENTRATION OF RISKS

a) Major customers

There are no major customers who accounted for 10% or more of the Company’s revenue for the financial year ended December 31, 2024 and December 2023.

b) Major suppliers

For year ended December 31, 2024 and 2023, the suppliers who accounted for 10% or more of the Company’s cost of sales and their balances at year ended are presented as follows:

	2024	2023	2024	2023	2024	2023
	Purchase		Percentage of purchases		Accounts payable trade
Vendor A	$1,635,124	$1,439,569	19.89%	17.05%	$512,811	$354,170
Vendor B	$1,321,889	$1,224,113	16.08%	14.50%	$168,302	$208,186
Vendor C	$1,138,814	$1,467,381	13.85%	17.38%	$160,521	$252,435
	$4,095,827	$4,131,063	49.82%	48.93%	$841,634	$814,791

NOTE 12– STOCKHOLDERS’ EQUITY

As at December 31, 2024 and 2023, the Company issued and outstanding, common stock is 17,967,663 and 17,667,663 shares respectively.

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

The Revised Reverse Stock Split was approved and authorized by a majority of the Company’s stockholders on May 8, 2023 and by the Board of Directors of the Company on May 8, 2023.

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Audited)

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

NOTE 13 – SEGMENT INFORMATION

The Company determines it reportable segments based on its internal organization structure and internal management reporting used to assess and allocate resources. This information are regularly reviewed by the Company’s Chief Executive Officer who is identified as the Chief Operating Decision Maker (“CODM”). The Company consists of three operating units, BioNexus Gene Lab Corp., MRNA Scientific Sdn. Bhd. and Chemrex Corporation Sdn. Bhd. which are determined as three reportable segments, as described below. These reportable segments offer different products and services, and are managed separately because they require different technology and marketing strategies. The following describes the operations in each of the Company’s reportable segments:

•	Trading of industrial chemicals	-	Includes trading of industrial chemicals
•	Provision for genomic screening services	-	includes in commercializing proprietary blood-based diagnostic test for early disease detection
•	Investment holding	-	Investment holding

The CODM evaluates the performance of each reportable segment based on operating income and key segment-specific metrics. There are no inter-segment revenue transactions between reportable segments. Except for investment holding activities and the revenue to the overseas customers as disclosed in Note 9, the Company’s revenue and principal operations are substantially confined within Malaysia.

Pursuant to ASU 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures”, the financial information concerning the Company’s reportable segments is shown as below:

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Audited)

	Provision for genomic screening services	Trading of industrial chemicals	Investment holding	Total
	Year ended December 31, 2023

REVENUE	$24,219	$9,746,587	$-	$9,770,806

COST OF REVENUE	(19,851)	(8,421,457)	-	(8,441,308)

GROSS PROFIT	4,368	1,325,130	-	1,329,498

OTHER INCOME	19,629	466,407	-	486,036

OPERATING EXPENSES
Sales and marketing	(18,884)	(569,896)	(8,078)	(596,858)
Research and development	(54,982)	-	-	(54,982)
General and administrative	(171,881)	(134,678)	(2,136,296)	(2,442,855)
Provision for expected credit losses	-	(1,314,427)	-	(1,314,427)
TOTAL OPERATING EXPENSES	(245,747)	(2,019,001)	(2,144,374)	(4,409,122)

LOSS FROM OPERATIONS	(221,750)	(227,464)	(2,144,374)	(2,593,588)

FINANCE COSTS	(5,052)	(8,877)	-	(13,929)

LOSS BEFORE TAX	(226,802)	(236,341)	(2,144,374)	(2,607,517)

Deferred tax	12,269	5,090	-	17,359
Income tax	(2,613)	(36,272)	-	(38,885)
Total tax (expense)/credit	9,656	(31,182)	-	(21,526)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(217,146)	$(267,523)	$(2,144,374)	$(2,629,043)

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Audited)

	Provision for genomic screening services	Trading of industrial chemicals	Investment holding	Total
	Year ended December 31, 2024

REVENUE	$16,069	$9,494,577	$-	$9,510,646

COST OF REVENUE	(7,316)	(8,213,809)	-	(8,221,125)

GROSS PROFIT	8,753	1,280,768	-	1,289,521

OTHER INCOME	122,951	1,949,522	-	2,072,473

OPERATING EXPENSES
Sales and marketing	(125,299)	(1,861,456)	(43,929)	(2,030,684)
Research and development	(47,511)	-	-	(47,511)
General and administrative	(194,038)	(679,321)	(1,100,609)	(1,973,968)
Provision for expected credit losses	-	(883,533)	-	(883,533)
TOTAL OPERATING EXPENSES	(366,848)	(3,424,310)	(1,144,538)	(4,935,696)

LOSS FROM OPERATIONS	(235,144)	(194,020)	(1,144,538)	(1,573,702)

FINANCE COSTS	(11,795)	(9,072)	(279)	(21,146)

LOSS BEFORE TAX	(246,939)	(203,092)	(1,144,817)	(1,594,848)

Tax expense:
Deferred tax	-	12,305	-	12,305
Income tax	-	(15,799)	-	(15,799)
Tax expense	-	(3,494)	-	(3,494)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(246,939)	$(206,586)	$(1,144,817)	$(1,598,342)

	Provision for genomic screening services	Trading of industrial chemicals	Investment holding	Total
	Year ended December 31, 2023

Segment assets	$2,522,321	$6,676,344	$2,201,128	$11,399,793

Included in the measure of segment assets are:
Addition to non-current assets other than financial instruments and deferred tax assets	247,192	15,486	-	262,678

	Provision for genomic screening services	Trading of industrial chemicals	Investment holding	Total
	Year ended December 31, 2024

Segment assets	$2,652,754	$6,788,302	$992,792	$10,433,848

Included in the measure of segment assets are:
Addition to non-current assets other than financial instruments and deferred tax assets	150,881	221,844	-	372,725

The Company had no inter-segment sales for the years presented.

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Audited)

NOTE 14 - SIGNIFICANT EVENTS

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

On 30 May 2024, the supplier had proposed to collect the hardware from MRNA Scientific premises and upon the hardware being returned intact in same condition per deliver, the supplier would refund the sum of MYR350,000 (approximately USD $33,000) to MRNA Scientific.

The supplier then duly refunded the sum on June 14, 2024 whereby MRNA Scientific had confirmed the receipt on June 19, 2024. MRNA Scientific then net off the receipt with fixed asset decapitalization in Balance Sheet while the remaining balance was recorded in the book as loss arising from settlement of supplier dispute in Income Statement.

On August 23, 2024, the Company, through its wholly-owned subsidiary, MRNA Scientific Sdn Bhd, finalized its strategic investment in Ascension Innovation Sdn Bhd (“AISB”), a Malaysian-based healthcare technology company. The investment, totalling RM 1 million (approximately USD 228k), was made to acquire a significant equity stake in AISB.

The funds were used to subscribe to 10,758 units of Ordinary Shares in AISB. This strategic investment is aimed at accelerating AISB’s development and deployment of its AI-driven healthcare solutions, particularly through its aiCMS platform, which integrates predictive analytics and generative AI tools for enhanced patient care.

On September 11, 2024, the Company announced that its wholly owned subsidiary, Chemrex Corporation Sdn. Bhd. invested RM 2 million (approx. USD $450,000) to commence production of fine-quality color paste (non-drying type) for composite industrial customers, with operations set to begin in September 2024. The full press release outlined the advantages of this new production line, including increased profit margins, improved quality control, timely delivery of products, competitive pricing, and market opportunities in Southeast Asia, the Middle East, Australia, and New Zealand.

On September 12, 2024, the Company announced that its wholly owned subsidiary MRNA Scientific Sdn. Bhd. had signed a strategic partnership Memorandum of Understanding with Shenzhen Rongguang Health Group (“Rongguang”), a leading healthcare provider in China. The collaboration aims to expand expertise in cancer screening, precision medicine, and preventative healthcare, focusing on early detection, personalized health solutions, and chronic disease management.

Through MRNA Scientific, the Company will enhance cancer screening across Southeast Asia and China, while both companies will jointly develop regenerative medicine technologies and preventative care solutions.

On September 14, 2024, the Company issued a press release announcing that its wholly owned subsidiary MRNA Scientific Sdn. Bhd. had signed a strategic outsourcing agreement with VITARRAY Global Pte. Ltd. (“Vitarray”), an exempted private company incorporated in Singapore. This agreement focuses on the provision of mRNA dynamic gene detection services for the Southeast Asian market.

Leveraging MRNA Scientific’s advanced testing facilities in Kuala Lumpur, the collaboration aims to enhance early disease detection, including for cancer and cardiovascular conditions, while expanding access to molecular diagnostics. Vitarray, authorized by China’s Huaxia Jingdu Renhe Medical Laboratory to manage overseas gene detection, will supply samples, and MRNA Scientific will handle testing. The agreement is expected to improve profitability and expanding market reach.

On September 23, 2024, MRNA Scientific Sdn. Bhd. (“MRNA”), a wholly-owned subsidiary of the Company, entered into a teaming agreement with Protech Builders Sdn. Bhd. (“Protech”), a Malaysian mechanical and electrical engineering firm.

Pursuant to the Agreement, the Company and Protech have agreed to collaborate on the development, marketing, and operation of biogas plants across Malaysia. The Agreement establishes a three-year term during which the parties will jointly identify and pursue biogas project opportunities, particularly focusing on converting plantation wastewater into renewable energy.

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Audited)

The 2024 Annual Meeting of Shareholders of BioNexus Gene Lab Corp. (the “Company”) was held on Friday, October 4, 2024 (“Annual Meeting”). The voting results on the five (5) proposals considered and voted on at the Annual Meeting, all of which were described in the Company's proxy statement filed with the Securities and Exchange Commission on September 16, 2024, were as follows:

Proposal 1. Re-election of Directors: The five (5) director nominees for election to the Company’s Board of Directors were elected to serve until the 2025 annual meeting of shareholders.

Proposal 2. Re-appointment of Auditor: To re-appoint JP Centurion & Partners PLT in Kuala Lumpur, Malaysia, as auditor of the Company to hold office from the conclusion of the Annual Meeting until the conclusion of the annual meeting of the Company to be held in 2025, and to approve the discretion of the Board to determine the remuneration of the same. The proposal was approved.

Proposal 3. Approval of the 2024 Stock Incentive Plan: The proposal was not approved.

Proposal 4. Approval of a Reverse Stock Split Proposal: Approval of an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our outstanding shares of common stock, no par value, at a ratio ranging from one-for-two (1:2) to one-for-ten (1:10), with the exact ratio to be set within that range at the discretion of our Board of Directors without further approval or authorization of our stockholders. The proposal was not approved.

Proposal 5. Approval of an Adjournment of the Annual Meeting: Approval of an adjournment of the Annual Meeting if necessary to solicit additional proxies if there are not sufficient votes in favor of Proposal No. 1 (the "Adjournment Proposal"). The proposal was not approved.

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Audited)

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2024 up through April 15, 2025 of these consolidated financial statements.

During the period, the Company did not have any material recognizable subsequent events. During the year, there was no subsequent event that required recognition or disclosure, except for those previously disclosed.

On February 11, 2025, the Company filed with the Wyoming Secretary of State Articles of Amendment to its Articles of Incorporation (a true and correct copy of which is attached hereto as Exhibit 3.6) (“Amendment”). The Amendment authorized the creation of one (1) share of the Series Z Convertible Preferred Stock. On February 10, 2025, the Company’s Board of Directors approved the creation of the Series Z Preferred Stock and the filing of the Amendment with the Wyoming Secretary of State. On that same date, the Board of Directors approved the issuance of the Series Z Preferred Stock to Muhammad Azrul bin Abdul Hamid, a member of the Board of Directors and the Audit Committee.

The purpose of the Series Z Preferred Stock was to increase the likelihood of procuring the votes necessary to effectuate the Reverse Stock Split Proposal had a majority of the common stockholders voted in favor of the Reverse Stock Split Proposal in the Special Shareholders’ Meeting. The Series Z Preferred Stock proportionately “mirrored” the votes placed by the common stockholders of the Company at the Special Shareholders’ Meeting.

On March 5, 2025, the Company issued a press release announcing that its Board of Directors had formally approved a new treasury strategy focused exclusively on Ethereum (ETH) as a strategic treasury asset. This decision positioned the Company as a leader among Nasdaq-listed companies in prioritizing Ethereum for treasury management.

In connection with this announcement, the Company released an Ethereum Strategy Whitepaper, which provided detailed insight into the rationale for adopting Ethereum as a treasury asset. The whitepaper is publicly available on the Company’s website at www.bionexusgenelab.com/ethstrategy.

On March 7, 2025, the Company issued a press release announcing a strategic partnership with ML Tech to optimize its Ethereum-based growth strategies. ML Tech, an AI-driven wealth management platform for digital assets regulated by the National Futures Association (NFA) and headquartered in Miami, Florida, will provide institutional-grade trading strategies to BGLC.

On March 19, 2025, the Company held a Special Meeting of Shareholders. Two proposals were voted on by the Shareholders and the results are as follows:

Proposal 1 (APPROVED) : Approval of an amendment to the Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s outstanding shares of common stock, with a ratio ranging from one-for-five (1:5) to one-for-ten (1:10), with the exact ratio to be set at the discretion of the Board of Directors.

Proposal 2 (APPROVED): Approval of an adjournment of the Meeting, if necessary, to solicit additional proxies if there were insufficient votes in favor of Proposal 1.

On April 1, 2025, the Company’s Articles of Amendment regarding the reverse stock split was filed with the Wyoming Secretary of State. At 12:01 a.m. Eastern Time on April 7, 2025, the Company effected a reverse stock split and the Company’s common stock will began trading on a split-adjusted basis on The Nasdaq Capital Market under the existing ticker symbol “BGLC” on that same day, with the new CUSIP number for the Company 090628306.

No fractional shares were issued in connection with the reverse stock split. Instead, shareholders who would otherwise be entitled to receive a fractional share received a cash payment in lieu thereof based on the daily Volume Weighted Average Price (VWAP) of our common stock, calculated for the ten (10) trading days immediately preceding the effective date of the Reverse Stock Split, multiplied by the fractional share.

