Form 10-K/A
period 2024-12-31
BioNexus Gene Lab Corp
filed 2025-04-29
CIK 1737523

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
No. 5 Jalan Bangsar Utama 1,
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

Explanatory Note

BioNexus Gene Lab Corp. (the "Company," "we," "our," or "us") is filing this Amendment No. 1 ("Amendment No. 1") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, originally filed with the Securities and Exchange Commission (the "SEC") on April 15, 2025 (the "Original Filing"), to amend Item 15 of Part IV solely to file as an exhibit the Company's Policy on Recovery of Erroneously Awarded Compensation ("Clawback Policy") adopted to comply with Rule 10D-1 under the Securities Exchange Act of 1934 and Nasdaq Listing Rule 5608.

The Clawback Policy is attached hereto as Exhibit 97. No other changes are being made to the Original Filing. This Amendment No. 1 does not reflect events occurring after the filing date of the Original Filing and does not modify or update any disclosures made in the Original Filing except as described above.

2

Item 6. Exhibits.

Exhibit	Description

97	Policy Relating to Recovery of Erroneously Awarded Compensation*

31.1	Certification of the Company’s Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)*

 * Filed Herewith

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

April 29, 2025

4