Form 10-Q
period 2025-03-31
BioNexus Gene Lab Corp
filed 2025-05-15
CIK 1737523

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF  1934 For the quarterly period ended March 31, 2025

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

As of May 15, 2025, there were 1,796,597 shares of common stock, no par value per share, issued and outstanding.

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

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and elsewhere in this Quarterly Report on Form 10-Q.

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

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 AND DECEMBER 31, 2024

(Currency expressed in United States Dollars (“US$”))

		As of
		March 31,	December 31,
	Note	2025	2024
		(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and bank balances		1,091,201	1,583,479
Fixed deposits placed with financial institutions (including $1,505,989 and $1,490,461 of fixed deposits with original maturities more than 3 months as of March 31, 2025 and December 31, 2024)		2,504,226	2,793,948
Trade receivables, net of allowance for credit losses of $537,991 and $517,877 as of March 31, 2025 and December 31, 2024 respectively (including $16,134 and $47,272 of trade receivables from related parties as of March 31, 2025 and December 31, 2024 respectively)	3	1,442,154	1,376,571
Other receivables, deposits and prepayments		235,727	203,660
Tax recoverable	4	89,937	84,167
Inventories		1,179,144	1,388,624
Total current assets		6,542,389	7,430,449

NON-CURRENT ASSETS
Operating lease right-of-use assets	5	203,923	215,243
Property, plant and equipment, net	6	1,520,279	1,522,990
Investments in equity securities	7	1,213,348	1,265,166
Total non-current assets		2,937,550	3,003,399
TOTAL ASSETS		$9,479,939	10,433,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	8	1,182,723	1,503,326
Other payables and accrued liabilities		287,189	284,108
Current portion of operating lease liabilities	5	52,173	50,816
Advance payment from customer		21,964	95,879
Amount owing to directors		16,314	17,174
Total current liabilities		1,560,363	1,951,303

NON-CURRENT LIABILITIES
Non-current portion of operating lease liabilities	5	147,940	159,741
Deferred tax liabilities	4	-	-
Total non-current liabilities		147,940	159,741
TOTAL LIABILITIES		$1,708,303	2,111,044

See accompanying notes to the consolidated financial statements.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (CONT’D)

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 AND DECEMBER 31, 2024

(Currency expressed in United States Dollars (“US$”))

		As of
		March 31,	December 31,
	Note	2025	2024
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY
As at March 31, 2025, common stock, no par value; 300,000,000 shares authorized and 17,967,663 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding. As at December 31, 2024, common stock, no par value; 300,000,000 shares authorized and 17,967,663 shares outstanding, and preferred stock, no par value 30,000,000 shares authorized and no shares outstanding (on a post-reverse stock split basis)*	12	$17,332,315	$17,332,315
Additional paid in capital		(5,011,891)	(5,011,891)
Accumulated deficit		(4,065,947)	(3,442,620)
Accumulated other comprehensive losses		(482,841)	(555,000)
TOTAL STOCKHOLDERS’ EQUITY		7,771,636	8,322,804

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$9,479,939	$10,433,848

* Issued and outstanding shares of common stock have been adjusted for the periods prior to July 20, 2023, to reflect the 12-for-1 reverse stock split effected on that date on a retroactive basis as described in Note 12.

See accompanying notes to the consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended
	March 31,
	2025	2024

REVENUE (including $16,070 and $34,086 of revenue from related parties for the period ended March 31, 2025 and 2024 respectively)	$2,137,075	$2,381,851

COST OF REVENUE (including $nil and $77,214 of cost of revenue from related parties for the periods ended March 31, 2025 and 2024, respectively)	(1,793,582)	(2,016,820)

GROSS PROFIT	343,493	365,031

OTHER INCOME
Dividend income	8,934	8,946
Interest income	23,568	28,983
Fair value gain on investments in equity securities	4,514	84,785
Gain on disposal of investments in equity securities	-	6,181
Reversal of expected credit losses	25,153	31,752
Others	29,251	41,200
TOTAL OTHER INCOME	91,420	201,847

OPERATING EXPENSES
Sales and marketing	(540,695)	(153,871)
Research and development	(12,139)	(11,475)
General and administrative (including $1,044 and $nil of rental expenses to related party for the periods ended March 31, 2025 and 2024, respectively)	(391,876)	(315,794)
Fair value loss on investments in equity securities	(68,497)	(44,297)
Provision for expected credit losses	(40,124)	(120,469)
TOTAL OPERATING EXPENSES	(1,053,331)	(645,906)

LOSS FROM OPERATIONS	(618,418)	(79,028)

FINANCE COSTS	(4,909)	(4,661)

LOSS BEFORE TAX	(623,327)	(83,689)

Tax expense	-	(20,068)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(623,327)	$(103,757)

Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	72,159	(209,908)

COMPREHENSIVE LOSS	$(551,168)	$(313,665)

Earnings per share - Basic and diluted	(0.035)	(0.006)
Weighted average number of common stocks outstanding, Basic and Diluted #	17,967,663	17,667,663

# Weighted average shares outstanding and per share amount have been adjusted for the periods shown to reflect the 12-for-1 reverse stock split effected on July 20, 2023, on a retroactive basis as described in Note 12.

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AS OF MARCH 31, 2025 AND 2024

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

	Common stock		Additional		Accumulated other	Total
	Number of shares	Amount	paid in capital	Accumulated deficit	comprehensive losses	stockholders’ equity
Balance as of December 31, 2024	17,967,663	$17,332,315	$(5,011,891)	$(3,442,620)	$(555,000)	$8,322,804
Net loss for the period	-	-	-	(623,327)	-	(623,327)
Foreign currency translation gain	-	-	-	-	72,159	72,159
Balance as of March 31, 2025	17,967,663	$17,332,315	$(5,011,891)	$(4,065,947)	$(482,841)	$7,771,636

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(623,327)	$(103,757)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use asset	13,379	9,448
Allowances for expected credit losses	40,124	120,469
Recoveries for expected credit losses	(25,153)	(31,752)
Depreciation of property, plant and equipment	26,642	20,138
Dividend income	(8,934)	(8,946)
Fair value loss/(gain) on investments in equity securities	63,983	(40,488)
Gain on disposal of investments in equity securities	-	(6,181)
Operating loss before working capital changes	(513,286)	(41,069)

Changes in operating assets and liabilities:
Inventories	209,480	60,817
Trade and other receivables	(112,615)	(112,473)
Trade and other payables	(317,522)	55,227
Advance payment from customer	(73,915)	5,578
Operating lease liabilities	(10,444)	(12,041)
Tax (liabilities)/recoverable	(5,770)	6,808
Net cash used in operating activities	(824,072)	(37,153)

Cash flows from investing activities:
Acquisition of investments in equity securities	-	(174,247)
Dividend income	8,934	8,946
Change in fixed deposits placed with original maturities more than three months	(15,528)	(20,448)
Purchase of plant and equipment	(9,052)	(21,945)
Proceeds from disposal of investment in equity securities	-	211,344
Net cash (used in)/generated from investing activities	(15,646)	3,650

Cash flows from financing activity
(Repayments)/Advances from Directors	(860)	26,930
Net cash (used in)/generated from financing activity	(860)	26,930

Foreign currency translation adjustment	43,050	(72,443)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(797,528)	(79,016)
CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL PERIOD	2,886,966	4,517,710

CASH AND CASH EQUIVALENTS, END OF FINANCIAL PERIOD	$2,089,438	$4,438,694

CASH AND CASH EQUIVALENTS INFORMATION:
Fixed deposits placed with financial institutions with original maturities of three months or less	$998,237	$1,949,479
Cash at bank	1,091,201	2,489,215
Cash and cash equivalents, end of financial period	2,089,438	4,438,694

Supplementary cash flow information:
Interest paid	$(1,545)	$(2,711)
Income tax paid	(4,924)	(14,517)

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

The corporate structure as at March 31, 2025 is depicted below:

BioNexus Gene Lab Corp.
a Wyoming company

100% owned		100% owned
MRNA Scientific Sdn. Bhd.		Chemrex Corporation Sdn. Bhd.,
(formerly “Bionexus Gene Lab Sdn. Bhd.”),		a Malaysian Company
a Malaysian company

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

•	Basis of presentation

The accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2025 and 2024 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the period ending March 31,2025. The Condensed Consolidated Balance Sheet information as of March 31,2025 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2025. These financial statements should be read in conjunction with that report.

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

•	Going concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, for the period ended March 31, 2025, the Company recorded a net loss of $623,327 and negative cash outflows from operating activities of $824,072 and as of March 31, 2025, the Company incurred an accumulated deficit of $4,065,947. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon improving its profitability and the ability secure external financing and fundraising. Management believes the external financing or fundraising will provide additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

•	Use of estimates

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

•	Trade receivables

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

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

•	Leases

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

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

•	Investments in equity securities

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

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

Translation of amounts from MYR into US$1.00 has been made at the following exchange rates for the respective period and year:

	March 31,	December 31,
	2025	2024
Period ended March 31, 2025 /Year-ended December 31, 2024 US$1: MYR exchange rate	4.4320	4.4755

	January 1,	January 1,
	2025	2024
	to March 31,	to March 31,
	2025	2024
3 months average US$1: MYR exchange rate	4.4495	4.7240

•	Related parties

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

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

The carrying value of the Company’s financial instruments: cash and bank balances, fixed deposits placed with financial institutions, trade receivable, other receivables, deposits, trade payables, other payables and accrued liabilities, advance payment from customers and amount owing to directors approximate at their fair values because of the short-term nature of these financial instruments

As of March 31, 2025 and December 31, 2024, respectively, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 3 - TRADE RECEIVABLES

The Company’s trade receivables represent amounts due from customers that are unrelated parties and related parties of $16,134 and $47,272 respectively for March 31, 2025 and December 31, 2024. Trade receivables are initially recognized at the invoiced amount and subsequently measured at amortized cost, net of an allowance for expected credit losses. An estimate for doubtful debts is made when collection of the full amount is no longer probable. Trade receivables are written off when they are determined to be uncollectible, and all reasonable collection efforts have been exhausted.

As of March 31, 2025, the Company performed an analysis of all outstanding trade receivables in accordance with the expected credit loss model under ASC 326. The Company considered historical collection trends, aging of balances, customer credit profiles, and current and forecasted economic conditions in estimating the allowance.

The Company’s standard credit terms range from 30 to 90 days. Certain receivables are interest-bearing. Specifically, one customer was charged with interest at 6% per annum from May 2021 to June 2023. From July 2023 onwards, the Company increased its interest rate to 8.4%.

	As of
	March 31,	December 31,
	2025	2024

Trade receivables	1,980,145	1,894,448
Allowances for expected credit losses	(523,513)	(508,542)
Foreign translation differences	(14,478)	(9,335)
Total trade receivables, net	$1,442,154	$1,376,571

Movement for trade receivables allowance for impairment accounts:

	As of
	March 31,	December 31,
	2025	2024
At January 1, 2025 and January 1, 2024,	517,877	1,307,508
Charge for the period/year
Allowances for expected credit losses	40,124	883,533
Recovered for expected credit losses	(25,153)	(1,689,412)
Foreign translation differences	5,143	16,248
	$537,991	$517,877

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

	As of
	March 31,	December 31,
	2025	2024
Tax Recoverable
Local	$-	$-
Foreign, representing Malaysia	(89,937)	(84,167)
Tax Recoverable	(89,937)	(84,167)

Income tax liabilities:
Local	$-	$-
Foreign, representing Malaysia	-	-
Income tax payables	-	-

Deferred tax liabilities:
Local	$-	$-
Foreign, representing Malaysia	-	-
Deferred tax liabilities	-	-
Total	(89,937)	(84,167)

Although the Company is domiciled in the United States, a substantial portion of its pre-tax income/(loss) is generated by its foreign subsidiaries. Accordingly, the consolidated effective tax rate is significantly influenced by foreign tax jurisdictions and certain non-deductible expenses.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

As of March 31, 2025 and December 31, 2024, operating lease right-of-use assets as follows:

	As of
	March 31,	December 31,
	2025	2024
Balance as of beginning of the period/year	$215,243	$141,544
Add: Addition of right of use assets (1)	-	145,736
Less: amortization (2)	(13,379)	(48,983)
Less: lease termination (3)	-	(25,093)
Foreign translation differences	2,059	2,039
Balance as of end of the period/year	$203,923	$215,243

As of March 31, 2025 and December 31, 2024, operating lease liabilities as follows:

	As of
	March 31,	December 31,
	2025	2024
Balance as of beginning of the period/year	$210,557	$133,395
Add: addition of lease liabilities (1)	-	145,736
Less: gross repayment	(15,827)	(56,598)
Add: imputed interest (4)	3,364	11,795
Less: lease termination (3)	-	(25,679)
Foreign translation differences	2,019	1,908
Balance as of end of the period/year	200,113	210,557
Less: lease liability current portion	(52,173)	(50,816)
Lease liability non-current portion	$147,940	$159,741

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

As of March 31, 2025 and December 31, 2024 the maturities of the operating lease obligation are as follows:

	As of
	March 31,	December 31,
	2025	2024
Years ending March 31 and December 31:
2025	-	62,939
2026	63,557	62,311
2027	61,020	55,403
2028	55,947	45,166
2029	39,407	12,848
2030	5,190	-
Total undiscounted cash flows	225,121	238,667
Less: Interest imputed on lease liabilities	(25,008)	(28,110)
Present value of lease liabilities	$200,113	$210,557

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

(2) The amortization of the operating lease right of use asset for the period ended March 31, 2025 and 2024 were $13,379 and $9,448, respectively.

(3) The Company agreed to terminate its operating lease arrangement for office space in Malaysia effective August 31, 2024. Accordingly, at the date of termination of the operating lease, the Company expensed a right-of-use-asset, net of accumulated depreciation, of $25,094 and recorded a write-off of lease liability of $25,679, offset with deposit forfeited by landlord at $1,969, with a loss on lease termination recorded for $1,384.

	As of
	March 31,	December 31,
	2025	2024
Supplemental Cash Flow Disclosures:
Cash paid for amounts included in the measurement of lease liabilities:
Lease payment – operating leases	$(15,827)	$(56,598)
Operating lease liabilities obtained in exchange for operating lease assets	-	145,736

Other information:
Weighted average remaining lease term for operating lease (years)	4.17	4.42
Weighted average discount rate for operating lease	6.65%	6.65%

(4)  Lease expenses for the period ended March 31, 2025 and 2024 were $16,743 and $11,478 respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of
	March 31,	December 31,
	2025	2024

Air conditioner	$1,124	$1,124
Computer and software	5,880	5,880
Equipment	65,214	65,214
Furniture and fittings	98,883	98,883
Lab equipment	320,102	320,102
Land and buildings	1,506,969	1,506,969
Motor vehicle	161,148	161,148
Office equipment	40,812	37,604
Renovation	106,441	101,137
Signboard	806	806
Solar PV System	16,935	16,935
Machinery	190,880	190,341
	2,515,194	2,506,143
(Less): Accumulated depreciation	(783,618)	(756,976)
(Less): Accumulated impairment	(40,173)	(40,173)
Add: Foreign translation differences	(171,124)	(186,004)
Property, plant and equipment, net	$1,520,279	$1,522,990

During the periods ended March 31, 2025 and 2024, the Company recorded depreciation of $26,642 and $20,138, respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 7 – INVESTMENTS IN EQUITY SECURITIES

	As of
	March 31,	December 31,
	2025	2024
As of beginning of the period/year	$1,265,166	$1,699,831
Addition during the period/year	-	492,732
Disposal during the period/year	-	(1,030,368)
Fair value (loss)/gain	(63,983)	69,476
Foreign exchange translation	12,165	33,495
As of end of the period/year	$1,213,348	$1,265,166

For the periods ended March 31, 2025 and 2024, the net fair value (loss)/gains on the investments in equity securities were $(63,983) and $40,488 recorded in other income of the Consolidated Statements of Operations and Comprehensive Income/(Loss).

The investments in equity securities consist of the following shares:

	As of
	March 31,	December 31,
	2025	2024
Investment in equity securities with readily determined fair value:
Malaysia	808,303	863,810
Singapore	179,302	177,808
	$987,605	$1,041,618
Investment in equity securities without readily determined fair value:
Malaysia	225,743	223,548
	$1,213,348	$1,265,166

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

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 9 – REVENUE

The following table shows disaggregated net revenue from contracts with customers by product or service line and geographic area for the period ended March 31, 2025 and 2024:

	Three months ended
	March 31,	March 31,
	2025	2024
Revenue by product or service line:
Trading of industrial chemicals	2,134,007	2,378,686
Screening services and related sales	3,068	3,165
Net revenue	$2,137,075	$2,381,851

Revenue by geographic area
Bangladesh	-	147,287
Malaysia	1,747,528	1,807,110
Maldives	181,073	227,349
Singapore	34,223	70,233
Sri Lanka	146,099	116,164
Batam	28,152	13,708
Net revenue	$2,137,075	$2,381,851

Timing of recognition:
At a point in time	$2,137,075	$2,381,851

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

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 10 – RELATED PARTY TRANSACTIONS

The following table provides details of the total revenue earned and expenses incurred from all related party transactions:

	Three months ended
	March 31,	March 31,
	2025	2024
Entities in which certain directors of a subsidiary have substantial financial interests
Sales of goods	$16,070	$34,086
Purchases	-	(77,214)
Rental of factory	(1,044)	-

The balances related to the above transactions with related parties are as disclosed in the Consolidated Balance Sheets which are interest-free, unsecured and subject to normal credit terms.

NOTE 11 - CONCENTRATION OF RISKS

a) Major customers

For three months ended March 31, 2025, and 2024, respectively, the Company did not have any material recognizable major customers accounted for 10% or more of the Company’s revenue

b) Major suppliers

For three months ended March 31, 2025, and 2024, respectively, the suppliers who accounted for 10% or more of the Company’s cost of sales and their balances at period ended are presented as follows:

	2025	2024	2025	2024	2025	2024
	Purchase		Percentage of purchases		Accounts payable trade
Vendor A	$443,893	$392,225	24.75%	19.45%	$507,156	$438,579
Vendor B	$324,121	$315,041	18.07%	15.62%	$208,379	$215,517
Vendor C	$-	$346,329	-	17.17%	$-	$318,622
	$768,014	$1,053,595	42.82%	52.24%	$715,535	$972,718

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 12 – STOCKHOLDERS’ EQUITY

As at March 31, 2025 and December 31, 2024, the Company issued and outstanding, common stock is 17,967,663 and 17,967,663 shares respectively.

2023 Reverse Stock Split

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

Series Z Preferred Stock

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

The purpose of the Series Z Preferred Stock was to increase the likelihood of procuring the votes necessary to effectuate the Reverse Stock Split Proposal had a majority of the common stockholders voted in favor of the Reverse Stock Split Proposal in the Special Shareholders’ Meeting. The Series Z Preferred Stock proportionately “mirrored” the votes placed by the common stockholders of the Company at the Special Shareholders’ Meeting which was held on March 19, 2025. The Series Z Preferred Stock was automatically cancelled upon the approval of the Reverse Stock Split by the Company shareholders.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

Pursuant to ASU 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures”, the financial information concerning the Company’s reportable segments is shown as below:

Segmented Information

	Provision for genomic screening services	Trading of industrial chemicals	Investment holding	Total
	Three months period ended March 2025

REVENUE	$3,068	$2,134,007	$-	$2,137,075

COST OF REVENUE	(1,406)	(1,792,176)	-	(1,793,582)

GROSS PROFIT	1,662	341,831	-	343,493

OTHER INCOME
Dividend income	-	8,934	-	8,934
Interest income	20,002	3,566	-	23,568
Fair value gain on investments in equity securities	-	4,514	-	4,514
Reversal of expected credit losses	-	25,153	-	25,153
Others	3,893	25,358	-	29,251
TOTAL OTHER INCOME	23,895	67,525	-	91,420

OPERATING EXPENSES
Sales and marketing	(27,640)	(508,990)	(4,065)	(540,695)
Research and development	(12,139)	-	-	(12,139)
General and administrative	(56,006)	(125,133)	(210,737)	(391,876)
Fair value loss on investments in equity securities	-	(68,497)	-	(68,497)
Provision for expected credit losses	-	(40,124)	-	(40,124)
TOTAL OPERATING EXPENSES	(95,785)	(742,744)	(214,802)	(1,053,331)

LOSS FROM OPERATIONS	(70,228)	(333,388)	(214,802)	(618,418)

FINANCE COSTS	(3,364)	(1,502)	(43)	(4,909)

LOSS BEFORE TAX	(73,592)	(334,890)	(214,845)	(623,327)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(73,592)	$(334,890)	$(214,845)	$(623,327)

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Provision for genomic screening services	Trading of industrial chemicals	Investment holding	Total
	Three months period ended March 2024

REVENUE	$3,165	$2,378,686	$-	$2,381,851

COST OF REVENUE	(2,252)	(2,014,568)	-	(2,016,820)

GROSS PROFIT	913	364,118	-	365,031

OTHER INCOME
Dividend income	-	8,946	-	8,946
Interest income	23,783	5,200	-	28,983
Fair value gain on investments in equity securities	-	84,785	-	84,785
Gain on disposal of investments in equity securities	-	6,181	-	6,181
Reversal of expected credit losses	-	31,752	-	31,752
Others	14,911	26,289	-	41,200
TOTAL OTHER INCOME	38,694	163,153	-	201,847

OPERATING EXPENSES
Sales and marketing	(31,105)	(120,442)	(2,324)	(153,871)
Research and development	(11,475)	-	-	(11,475)
General and administrative	(38,275)	(130,421)	(147,098)	(315,794)
Fair value loss on investments in equity securities	-	(44,297)	-	(44,297)
Provision for expected credit losses	-	(120,469)	-	(120,469)
TOTAL OPERATING EXPENSES	(80,855)	(415,629)	(149,422)	(645,906)

(LOSS)/PROFIT FROM OPERATIONS	(41,248)	111,642	(149,422)	(79,028)

FINANCE COSTS	(1,950)	(2,687)	(24)	(4,661)

(LOSS)/PROFIT BEFORE TAX	(43,198)	108,955	(149,446)	(83,689)

Tax expense	-	(20,068)	-	(20,068)

NET (LOSS)/PROFIT ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(43,198)	$88,887	$(149,446)	$(103,757)

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Provision for genomic screening services	Trading of industrial chemicals	Investment holding	Total
	As of March 31, 2025

Segment assets	$2,557,978	$6,108,859	$813,102	$9,479,939

Included in the measure of segment assets are:

Addition to non-current assets other than financial instruments and deferred tax assets	-	9,052	-	9,052

	As of December 31, 2024

Segment assets	$2,652,754	$6,788,302	$992,792	$10,433,848

Included in the measure of segment assets are:

Addition to non-current assets other than financial instruments and deferred tax assets	150,881	221,844	-	372,725

The Company had no inter-segment sales for the periods presented.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

The purpose of the Series Z Preferred Stock was to increase the likelihood of procuring the votes necessary to effectuate the Reverse Stock Split Proposal had a majority of the common stockholders voted in favor of the Reverse Stock Split Proposal in the Special Shareholders’ Meeting. The Series Z Preferred Stock proportionately “mirrored” the votes placed by the common stockholders of the Company at the Special Shareholders’ Meeting which was held on March 19, 2025. The Series Z Preferred Stock was automatically cancelled upon the approval of the Reverse Stock Split by the Company shareholders.

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

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31,2025 up through April 15, 2025 of these consolidated financial statements.

During the period, except as stated below, the Company did not have any material recognizable subsequent events.

2025 Reverse Stock Split

On April 1, 2025, the Company filed its Articles of Amendment with the Wyoming Secretary of State to effect a one for ten (1 for 10) reverse stock split of its issued and outstanding common stock. At 12:01 a.m. Eastern Time on April 7, 2025, the Company effected a reverse stock split and the Company’s common stock will began trading on a split-adjusted basis on The Nasdaq Capital Market under the existing ticker symbol “BGLC” on that same day, with the new CUSIP number for the Company 090628306.Following the shareholders meeting, on that same date, the Board of Directors of the Company approved and ratified the stated reverse split ratio of one-for-ten (1-for-10). Immediately prior to the reverse stock split, the Company had 17,967,663 shares of common stock issued and outstanding and immediately after the reverse stock split, the Company had 1,796,597 shares of common stock issued and outstanding.

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

On April 30, 2025, the Company received a formal notice from the Nasdaq Hearings Panel (the “Panel”) confirming that the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2), which requires listed securities to maintain a minimum bid price of $1.00 per share.

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

The corporate and principal office address of the Company and MRNA Scientific Malaysia is Unit A-28-7, Level 28, Tower A, Menara UOA Bangsar, No.5 Jln Bangsar Utama 1 , Kuala Lumpur, Malaysia., our lab is located at Lab 353, Chemical Science Centre, University Science Malaysia, George Town, Penang, Malaysia. Another lab focuses on Covid-19 and colon cancer screening is located at 4th floor, Lifecare Diagnostic Centre, Kuala Lumpur, Malaysia. Our telephone number is (+60) 18-2218762 and our website is www.bionexusgenelab.com.

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

General

We were incorporated in the State of Wyoming on May 12, 2017 and operations of our Malaysian company began operations in July 2017. Consequently, the following discussion and analysis of the results of operations and financial condition of the Company is for fiscal periods ended March 31,2025 and  March 31,2024, respectively. This information should be read in conjunction with the consolidated financial statements and notes to the financial statements that are included elsewhere herein. The consolidated financial statements presented herein (and to which this discussion relates) reflect the results of operations of the Company and its Malaysian subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Overview

During the fiscal period ended March 31, 2025, BioNexus Gene Lab Corp. ("BGLC", the “Company”, “we”, “us” or “our”) continued to develop and refine its strategic focus across its three operational segments: healthcare diagnostics (MRNA Scientific Sdn. Bhd.), specialty chemicals (Chemrex Corporation Sdn. Bhd.), and innovation-focused ventures (including digital health and blockchain-linked financial strategies).

We successfully completed the integration of Nasdaq-listed operations following our 2023 uplisting, while maintaining a stable liquidity position and initiating expansion into the digital healthcare and decentralized asset infrastructure sectors.

Strong Liquidity Position and Clean Capital Structure

As of March 31, 2025, the Company had cash and cash equivalents of $3.6 million and total liquidity exceeding $6 million, including cash and cash equivalents, trade receivables, net of allowance for credit losses and short-term liquid investments. This liquidity position, combined with minimal outstanding debt and a simplified capital structure, provides a solid foundation for operational continuity, strategic investments, and potential M&A activities. We believe our capital structure - free of preferred stock, convertible debt, or high-yield instruments - positions us favorably to pursue growth initiatives on shareholder-friendly terms.

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

Nasdaq Compliance Timeline & Milestones

·	November 2023: Received initial Nasdaq compliance notice; promptly initiated proactive engagement and compliance measures.
·	May 2024: Successfully secured initial 180-day compliance extension, reflecting constructive Nasdaq dialogue.
·	November 2024: Requested Nasdaq hearing, leading to constructive panel engagement and temporary compliance extension approval.
·	April 2025: Implemented strategic 1-for-10 reverse stock split, proactively ensuring continued compliance and strengthening market position.
·	April 2025: Full Nasdaq compliance achieved, reinforcing market stability and investor confidence.

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

Recent Developments.

(a) Advisory Agreement.

On July 1, 2024, the Company entered into an advisory service agreement with Maxim Group LLC (“Maxim”) to provide merger and acquisition (M&A) services, general financial advisory services, and investment banking services to the Company. The Company issued 300,000 shares of our common stock to Maxim for such service. If at any time during the term of the agreement or within twelve months from the effective date of the termination of the agreement, the Company proposes to effect a public offering of its securities on a US exchange, private placement of securities or other financing, the Company shall offer to retain Maxim as sole book running manager of such offering, or as its exclusive placement or sales agent in connection with such financing or other matter, upon such terms as the parties may mutually agree.

(b) Strategic Investment into Ascension Innovation Sdn Bhd. by our subsidiary, MRNA Scientific Sdn. Bhd.

Pursuant to a Form 8-K filed on April 18, 2024, the Company announced a strategic investment in Ascension Innovation Sdn Bhd (AISB), a privately held Malaysian company.

(c) Notification of Delisting, Stay of Suspension and Re-Compliance.

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

On April 30, 2025, the Company received a formal notice from the Nasdaq Hearings Panel (the “Panel”) confirming that the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2), which requires listed securities to maintain a minimum bid price of $1.00 per share.

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

(e) Internal Controls Enhancement

During and subsequent to the reporting period ending March 31, 2025, as a result of recent transactions occurring at its Chemrex subsidiary, the Company focused on enhancing its internal control environment and improving governance procedures within its Chemrex subsidiary. Following the internal review of these recent transactions, management has implemented additional protocols to strengthen compliance with corporate policies and regulatory requirements, particularly concerning related-party transactions and transaction authorization at the subsidiary level.

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

(f) 2025 Reverse Stock Split

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

Result of Operations

Exchange Rates

Translation of amounts from MYR into US$1.00 has been made at the following exchange rates for the respective period and year:

	March 31,	December 31,
	2025	2024
Period ended March 31, 2025 /Year-ended December 31, 2024 US$1: MYR exchange rate	4.4320	4.4755

	January 1,	January 1,
	2025	2024
	to March 31,	to March 31,
	2025	2024
3 months average US$1: MYR exchange rate	4.4495	4.7240

Results of Operations for the Period Ended March 31, 2025 Compared to the Period Ended March 31, 2024 (unaudited).

The following table sets forth key selected financial data for the three months ended March 31, 2025 and 2024.

Consolidated

	Three months ended
	March 31,
	2025	2024

REVENUE (including $16,070 and $34,086 of revenue from related parties for the period ended March 31, 2025 and 2024 respectively)	$2,137,075	$2,381,851

COST OF REVENUE (including $nil and $77,214 of cost of revenue from related parties for the periods ended March 31, 2025 and 2024, respectively)	(1,793,582)	(2,016,820)

GROSS PROFIT	343,493	365,031

OTHER INCOME
Dividend income	8,934	8,946
Interest income	23,568	28,983
Fair value gain on investments in equity securities	4,514	84,785
Gain on disposal of investments in equity securities	-	6,181
Reversal of expected credit losses	25,153	31,752
Others	29,251	41,200
TOTAL OTHER INCOME	91,420	201,847

OPERATING EXPENSES
Sales and marketing	(540,695)	(153,871)
Research and development	(12,139)	(11,475)
General and administrative (including $1,044 and $nil of rental expenses to related party for the periods ended March 31, 2025 and 2024, respectively)	(391,876)	(315,794)
Fair value loss on investments in equity securities	(68,497)	(44,297)
Provision for expected credit losses	(40,124)	(120,469)
TOTAL OPERATING EXPENSES	(1,053,331)	(645,906)

LOSS FROM OPERATIONS	(618,418)	(79,028)

FINANCE COSTS	(4,909)	(4,661)

LOSS BEFORE TAX	(623,327)	(83,689)

Tax expense	-	(20,068)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(623,327)	$(103,757)

Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	72,159	(209,908)

COMPREHENSIVE LOSS	$(551,168)	$(313,665)

Segmented Information

	MRNA Scientific and Chemrex Corporation
	Provision for genomic screening services	Trading of industrial chemicals	Provision for genomic screening services	Trading of industrial chemicals
	Three months ended March 31, 2025		Three months period March 31, 2024

REVENUE	$3,068	$2,134,007	$3,165	$2,378,686

COST OF REVENUE	(1,406)	(1,792,176)	(2,252)	(2,014,568)

GROSS PROFIT	1,662	341,831	913	364,118

OTHER INCOME
Dividend income	-	8,934	-	8,946
Interest income	20,002	3,566	23,783	5,200
Fair value gain on investments in equity securities	-	4,514	-	84,785
Gain on disposal of investments in equity securities	-	-	-	6,181
Reversal of expected credit losses	-	25,153	-	31,752
Others	3,893	25,358	14,911	26,289
TOTAL OTHER INCOME	23,895	67,525	38,694	163,153

OPERATING EXPENSES
Sales and marketing	(27,640)	(508,990)	(31,105)	(120,442)
Research and development	(12,139)	-	(11,475)	-
General and administrative	(56,006)	(125,133)	(38,275)	(130,421)
Fair value loss on investments in equity securities	-	(68,497)	-	(44,297)
Provision for expected credit losses	-	(40,124)	-	(120,469)
TOTAL OPERATING EXPENSES	(95,785)	(742,744)	(80,855)	(415,629)

(LOSS)/PROFIT FROM OPERATIONS	(70,228)	(333,388)	(41,248)	111,642

FINANCE COSTS	(3,364)	(1,502)	(1,950)	(2,687)

(LOSS)/PROFIT BEFORE TAX	(73,592)	(334,890)	(43,198)	108,955

Tax expense	-	-	-	(20,068)

NET (LOSS)/PROFIT ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(73,592)	$(334,890)	$(43,198)	$88,887

Revenue. For the quarter ended March 31, 2025, we had total revenue of $2,137,075 as compared to total revenue of $2,381,851 for the quarter ended March 31, 2024, a decrease of 10.3% from the prior quarter.

Chemrex contributed $2,134,007 (99.9%) of the total revenue for the current quarter ended March 31, 2025 as compared to $2,378,686 (99.9%) of the total revenue for the quarter ended March 31, 2024. Chemrex’s revenues had the decrease of 10.29% from prior quarter. The decline in revenue during the first quarter of 2025 was primarily due to a slowdown in market demand, as well as disruptions related to the implementation of Malaysian government mandated e-Invoicing requirements, which affected certain customers' purchasing activity.

MRNA Scientific contributed $3,068 (0.1%) of the total revenue for the quarter ended March 31, 2025 as compared to revenue of $3,165 (0.1%) of the total revenue from the quarter ended March 31, 2024. These results reflects a slight revenue decline of approximately 3.1%. The decrease was primarily due to fewer client referrals from diagnostic centers and the continued unavailability of a key RNA machine, which has been under repair since last year. The equipment breakdown has not only affected MRNA operations but also impacted general BGS sales, limiting testing capacity and service availability. The repair process remains ongoing, but the machine is expected to return to operation by the second quarter of 2025, which should help restore service levels and support revenue recovery.

Cost of Revenue. For the quarter ended March 31, 2025, we incurred $1,793,582 in cost of revenue, as compared to $2,016,820 for the quarter ended March 31, 2024, a decrease of 11.1% was due to reason as stated below.

Chemrex had incurred $1,792,176 (99.9%) of the total cost of revenue during the current quarter period ended March 31, 2025 as compared to the quarter ended March 31, 2024 wherein Chemrex had incurred $2,014,568 (99.9%) of the total cost of revenue. The decrease in Chemrex’s cost of revenues of 11.04% for the current period was due to decreased revenues for the current period.

MRNA Scientific had incurred $1,406 (0.1%) of the total cost of revenue during the current quarter period ended March 31, 2025 as compared to $2,252 (0.1%) for the quarterly period ended March 31, 2024. Cost of revenue had decreased by 37.6% from prior quarter due to decreased revenues for the current period.

Gross Profit. For the quarterly period ended March 31, 2025, we had total gross profit of $343,493 as compared to gross profit of $365,031 for the quarterly period ended March 31, 2024, a decrease of approximately 5.9% from the prior period.

Chemrex contributed $341,831 (99.5%) of the total gross profit for the current quarter ended March 31, 2025 as compared to $364,118 (99.7%) of the total gross profit for the quarter ended March 31, 2024. Chemrex’s gross profit decreased by $22,287 from the prior quarter, an approximately 6.12% decrease. The gross profit decrease for Chemrex in current quarter was due to its decreased revenues for the period.

MRNA Scientific contributed $1,662 (0.5%) of the total gross profit of $343,493 for the current quarter ended March 31, 2025 as compared to gross profit of $913 (0.3%) of the total gross profit from the quarter ended March 31, 2024. The increase during the current period of approximately 82% from the prior period due to reduced cost of revenue for the current period.

Other Income. For the quarterly period ended March 31, 2025, we had of $91,420 as compared to of $201,847 for the quarterly period ended March 31, 2024, a decrease of approximately 54.7%.

Chemrex contributed $67,525 (73.9%) of total other income for the current quarter ended March 31, 2025 as compared to $163,153 (80.8%) of the total other income for the quarter ended March 31, 2024. This represents a decrease of approximately 58.61%. The decline in other income for the current period was primarily due to lower bank interest earnings, a decrease in fair value gains on investments in equity securities, a slight reduction in dividends received from investments, the absence of gains on disposal of equity securities of $6,181, and decrease in reversal of expected credit losses of $31,752 which occurred during same period in the prior year.

MRNA Scientific contributed $23,895 (26.1%) of total other income for the current quarter ended March 31, 2025 as compared to $38,694 (19.2%) of the other income for the quarter ended March 31, 2024. This represents a decline of approximately 38.2%. The decrease was mainly driven by a drop in USD interest rates, which led to lower interest income from fixed deposits. Furthermore, unlike the prior year, there were no foreign exchange gains recognized from foreign currency accounts held in Malaysia during the current quarter.

Operating Expenses. For the quarter ended March 31, 2025, total operating expenses amounted to $1,053,331, representing an increase of approximately 63.3% compared to $645,906 for the quarter ended March 31, 2024. This increase was primarily attributed by higher sales and marketing, general and administrative, and research and development expenses, partially offset by a decrease in the provision for expected credit losses. The breakdown is as follows:

Sales and Marketing Expenses increased significantly to $540,695 for current quarter ended March 31, 2025, compared to $153,871 in quarter ended March 31, 2024, an increase of 251.4%. This increase was primarily attributable to higher spending at the Chemrex subsidiary. The details by entity are as follows:

Chemrex incurred $508,990 (94.1%) of the total combined sales and marketing expenses of $540,695 for current quarter ended March 31, 2025, compared to $120,442 (78.3%) of the total combined sales and marketing expenses of $153,871 for the quarter ended March 31, 2024. This represents an increase of 266.62% for Chemrex in 2025, mainly attributed by higher officer/directors’ remuneration and associated statutory employment contributions and to  lesser extent, a new contract for services appointed on August 1, 2024, which is focused on business development efforts to expand both locally and internationally.

MRNA Scientific incurred $27,640 (5.1%) of the total combined sales and marketing expenses of $540,695 for the current quarter ended March 31, 2025, compared to $31,105 (20.2%) of the total combined sales and marketing expenses of $153,871 for the quarter ended March 31, 2024. This reflects a decrease of approximately 11.1%. The decline was primarily due to the sales & marketing scope being undertaken by senior management personnel instead of additional sales & marketing staff.

BGLC, the parent company, incurred $4,065 (0.8%) of the total combined sales and marketing expenses of $540,695 for the current quarter ended March 31, 2025, compared to $2,324 (1.5%) of the total combined sales and marketing expenses of $153,871 for the quarter ended March 31, 2024. This represents an increase of 74.9% in sales and marketing expenses for the current quarter ended March 31, 2025. The rise was mainly due to overseas travel expenses incurred during the current quarter.

Research and Development Expenses: For the current quarter ended March 31, 2025, MRNA Scientific incurred $12,139 (100%), compared to $11,475 (100%) for the quarter ended March 31, 2024. This reflects a slight increase of 5.8%, or $664. The variance is primarily attributed to the use of a different exchange rate for converting local currency to USD during the current quarter, rather than an actual increase in underlying R&D activity or spending.

General and Administrative Expenses rose to $391,876 in current quarter ended March 31, 2025 from $315,794 for the quarter ended March 31, 2024, an increase of 24.09%. This overall increase was driven by higher costs across all entities, with Chemrex, MRNA Scientific, and BGLC contributing as follows:

Chemrex incurred $125,133 (31.93%) of the total combined general and administrative expenses of $391,876, compared to $130,421 (41.3%) of the total combined general and administrative expenses of $315,794 for the quarter ended March 31, 2024, a decrease of 4.05%. The reduction was primarily due to reduced losses of realised and unrealised foreign exchange during the period.

MRNA Scientific incurred $56,006 (14.29%) of the total combined general and administrative of $391,876 for the current quarter ended March 31, 2025, compared to $38,275 (12.12%) for the quarter ended March 31, 2024, representing an increase of 46.3%. The increase was mainly due to higher amortization of the right-of-use asset, increased utility expenses, legal adviser fees, staff welfare, and an unrealized foreign exchange loss amounting to $18,630.

BGLC, the parent company, incurred $210,737 (53.78%) of total general and administrative of $391,876 for the current quarter ended March 31, 2025, compared to $147,098 (46.58%) of total general and administrative for the quarter ended March 31, 2024. This represents an increase of approximately 43.3%, in general and administrative costs for the current quarter ended March 31, 2025. The rise in expenses was largely attributable to higher directors’ fees during the current quarter

Provision for Expected Credit Losses: For the current quarter ended March 31, 2025, Chemrex incurred $40,124 (100%), compared to $120,469 (100%) for the quarter ended March 31, 2024. a reduction of 66.69%, mainly due to improved credit risk profiles and more effective receivables collection processes

Loss from Operations. We had a loss from operations of $618,418 for the quarter ended March 31, 2025 as compared to a loss of $79,028 for the quarter ended March 31, 2024, an increase of approximately 682.5% from the prior period, for the reasons discussed above.

Income tax expense. For the quarter ended March 31, 2025, we had no provision of income tax expense as compared to tax expenses of $20,068 for the quarter ended March 31, 2024 for Chemrex.

Foreign currency exchange gain/(loss). We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the US Dollar. Therefore, any change in the relevant exchange rate would require us to recognize a transaction gain or loss on revaluation. For the three-month period ended March 31, 2025, we experienced a foreign currency gain of $72,159 as compared with a foreign currency loss of $209,908 for the three-month period ended March 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2025, we had working capital of $4,982,026 compared with working capital of $6,415,877 as of December 31, 2024. The decrease in working capital as of March 31,2025, from December 31,2024, was due principally to operational losses, undertaking strategic investments, and expansion of operations in line with the Company’s overall strategic plans.

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

The following is a summary of the Company’s cash flows (used in) / generated from operating, investing, and financing activities for the three months ended March 31, 2025, and 2024

	Three months ended
	March 31,
	2025	2024

Net cash used in operating activities	$(824,072)	$(37,153)
Net cash (used in)/generated from investing activities	(15,646)	3,650
Net cash (used in)/generated from financing activity	(860)	26,930
Foreign currency translation adjustment	43,050	(72,443)
Net Change in Cash and Cash Equivalents	$(797,528)	$(79,016)

Operating Activities

During the three months ended March 31, 2025 , the Company incurred a net loss of $(623,327) which, after adjusting for amortization, depreciation, dividend income, allowances for expected credit losses, recovery for expected credit losses, fair value loss on investment in equity securities, an increase in trade and other receivables, a decrease in inventories, advance payment from customer and a substantial reduction in trade payables, operating lease liabilities, resulted in net cash of $(824,072) being used in operating activities during the three months ended March 31, 2025 .

By comparison, during the three months ended March 31, 2024, the Company incurred a net loss of $(103,757) which, after adjusting for amortization, depreciation, dividend income, fair value gain on investment in equity securities, allowances for expected credit losses, recovery for expected credit losses, gain on disposal on share investment, decrease in inventories and advance payment from customer, an increase in trade receivables and a substantial increase in trade payables, and decrease in operating lease liabilities, resulted in net cash of $(37,153) being used in operating activities during the three months ended March 31, 2024

Investing Activities

During the three months ended March 31, 2025, the Company recorded net cash used in investing activities of $(15,646), primarily due to the purchase of plant and equipment totalling $(9,052), partially offset by dividend income of $8,934 and a change in fixed deposits placed for more than three months of $(15,528).

By comparison, for the three months ended March 31, 2024, the Company generated net cash of $3,650 from investing activities. This was primarily the result of proceeds from the disposal of investment in equity securities amounting to $211,344, which more than offset the outflows from the acquisition of share investments of $(174,247), purchase of plant and equipment of $(21,945), and changes in fixed deposits of $(20,448). Dividend income for the period was $8,946.

Financing Activities

During the three months ended March 31, 2025, the Company had net cash of $(860) used in financing activities due to a loan repayment of $860 to a director.  By comparison during the three-month ended March 31, 2024, the Company had net cash of $26,930 generated from financing activities for advances from directors of $26,930

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer and Acting Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.

Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report due to the reasons  noted below with respect to our wholly owned subsidiary, Chemrex Corporation Sdn. Bhd.

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

Based on this assessment, management concluded that the Company did not maintaineffective control over financial reporting as of the end of the period covered by this report for the reasons noted below with respect to our wholly owned subsidiary, Chemrex.

Our independent Audit Committee swiftly identified and investigated governance irregularities at the subsidiary level, demonstrating strong oversight and proactive risk management.

Identified Deficiency at Subsidiary Level

During the quarter, the Company’s independent registered public accounting firm communicated to management a concern regarding the sufficiency of internal financial controls at Chemrex. The identified issues relate primarily to documentation standards, delegation of transaction approval authority, and the timeliness of internal reporting.

While the Company’s management, in consultation with the Audit Committee, has determined that the deficiency does not rise to the level of a material weakness as defined in Rule 13a-15(f), it has been classified as a significant deficiency in the design and operation of internal control over financial reporting at the subsidiary level.

Remediation Plan

In response to the identified deficiency, the Company has initiated a remediation plan that includes the following actions:

•	Implementation of a revised delegation of authority policy at the subsidiary level;
•	Reconstitution and strengthening of oversight mechanisms through the Board and Audit Committee;
•	Review and ratification of all affected subsidiary transactions by the Audit Committee;
•	Initiation of an internal audit of Chemrex procurement and contracting procedures; and
•	Re-training accounting staff on internal control and reporting policies.

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

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

______________

+ In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 were furnished and not filed.

** Previously filed or furnished as an exhibit to BioNexus Gene Lab Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 . * Furnished with this Form 10-Q.

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

May 15, 2025

