Form 10-Q
period 2025-06-30
BioNexus Gene Lab Corp
filed 2025-08-18
CIK 1737523

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________

Commission File Number: 001-41750

BioNexus Gene Lab Corp.
(Exact name of registrant as specified in its charter)

Wyoming	35-2604830
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Unit A-28-7, Level 28, Tower A, Menara UOA Bangsar, No.5 Jln Bangsar Utama 1, Kuala Lumpur, Malaysia	59000
(Address of Principal Executive Offices)	(Zip Code)

+1 307 241 6898

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	BGLC	The Nasdaq Stock Market LLC

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

As of August 18, 2025, there were 1,796,597 shares of common stock, no par value per share, issued and outstanding.

CAUTIONARY NOTE REGARDING

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. These statements relate to anticipated future events, future results of operations and or future financial performance. In some cases, you can identify forward-looking statements by their use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “ought to,” “plan,” “possible,” “potentially,” “predicts,” “project,” “should,” “will,” “would,” negatives of such terms or other similar terms. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements relating to:

•	our goals and strategies;

•	our future business development, results of operations and financial condition;

•	our estimates regarding expenses, future revenues, capital requirements and our need for additional financing;

•	our estimates regarding the market opportunity for our services;

•	the impact of government laws and regulations;

•	our ability to recruit and retain qualified personnel;

•	our failure to comply with regulatory guidelines;

•	uncertainty in industry demand;

•	general economic conditions and market conditions in the diagnostics, specialty chemicals and contract development and manufacturing (CDMO), and digital asset treasury strategies;

•	future sales of large blocks or our securities, which may adversely impact our share price; and

•	depth of the trading market in our securities.

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

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025 AND DECEMBER 31, 2024

(Currency expressed in United States Dollars (“US$”))

		As of
	Note	June 30,	December 31,
		2025	2024
		(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and bank balances		814,179	1,583,479
Fixed deposits placed with financial institutions (including $1,521,689 and $1,490,461 of fixed deposits with original maturities more than 3 months as of June 30, 2025 and December 31, 2024 respectively)		2,244,699	2,793,948
Trade receivables, net of allowance for credit losses of $494,668 and $517,877 as of June 30, 2025 and December 31, 2024 respectively (including $16,463 and $47,272 of trade receivables from related parties as of June 30, 2025 and December 31, 2024 respectively)	3	1,852,085	1,376,571
Other receivables, deposits and prepayments		151,269	203,660
Tax recoverable	4	101,471	84,167
Inventories (including goods in transit of $Nil and $188,797 as of June 30, 2025 and December 31, 2024 respectively)		1,215,623	1,388,624
Total current assets		6,379,326	7,430,449

NON-CURRENT ASSETS
Operating lease right-of-use assets	5	200,284	215,243
Property, plant and equipment, net	6	1,592,907	1,522,990
Investments in equity securities	7	1,248,688	1,265,166
Total non-current assets		3,041,879	3,003,399
TOTAL ASSETS		$9,421,205	$10,433,848

See accompanying notes to the condensed consolidated financial statements.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (CONT’D)

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025 AND DECEMBER 31, 2024

(Currency expressed in United States Dollars (“US$”))

		As of
	Note	June 30,	December 31,
		2025	2024
		(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables (including $2,398 and $nil of trade payables from related parties as of June 30, 2025 and December 31, 2024 respectively)	8	1,367,535	1,503,326
Other payables and accrued liabilities		307,340	284,108
Current portion of operating lease liabilities	5	55,809	50,816
Advance payment from customer		11,348	95,879
Amount owing to directors		15,789	17,174
Total current liabilities		1,757,821	1,951,303

NON-CURRENT LIABILITIES
Non-current portion of operating lease liabilities	5	141,347	159,741
Deferred tax liabilities	4	-	-
Total non-current liabilities		141,347	159,741
TOTAL LIABILITIES		$1,899,168	$2,111,044

STOCKHOLDERS’ EQUITY
As at June 30, 2025, common stock, no par value; 300,000,000 shares authorized and 1,796,597 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding. As at December 31, 2024, common stock, no par value; 300,000,000 shares authorized and 1,796,766 shares outstanding, and preferred stock, no par value; 30,000,000 share authorized and no shares outstanding (on a post-reverse stock split basis)*.	12	$17,331,810	$17,332,315
Additional paid in capital		(5,011,891)	(5,011,891)
Accumulated deficit		(4,682,119)	(3,442,620)
Accumulated other comprehensive losses		(115,763)	(555,000)
TOTAL STOCKHOLDERS’ EQUITY		7,522,037	8,322,804

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$9,421,205	$10,433,848

* Issued and outstanding shares of common stock have been adjusted as below:

1) for the periods prior to April 7, 2025, to reflect the 10-for-1 reverse stock split effected on that date on a retroactive basis as described in Note 12.

2) for the periods prior to July 20, 2023, to reflect the 12-for-1 reverse stock split effected on that date on a retroactive basis as described in Note 12.

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

 (Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

REVENUE (Including $16,109 and $7,737 of revenue from related parties for the three month period ended June 30, 2025 and 2024, respectively, and $32,179 and $41,823 of revenue from related parties for the six month period ended June 30, 2025 and 2024, respectively)	$2,260,253	$1,974,564	$4,397,328	$4,356,415

COST OF REVENUE (Including $2,307 and $28,766 of cost of revenue from related parties for the three month period ended June 30, 2025 and 2024, respectively, and $2,307 and $105,980 of cost of revenue from related parties for the six month period ended June 30, 2025 and 2024, respectively)	(1,892,231)	(1,685,844)	(3,685,813)	(3,702,664)

GROSS PROFIT	368,022	288,720	711,515	653,751

OTHER INCOME
Dividend income	8,626	11,881	17,560	20,827
Interest income	29,768	49,739	53,336	78,722
Fair value gain on investments in equity securities	23,742	88,532	28,256	173,317
Gain on disposal of investments in equity securities	-	8,117	-	14,298
Reversal of expected credit losses	69,759	552,663	94,912	584,415
Others	77,566	19,173	106,817	60,373
TOTAL OTHER INCOME	209,461	730,105	300,881	931,952

OPERATING EXPENSES
Sales and marketing	(608,427)	(136,494)	(1,149,122)	(290,365)
Research and development	(12,557)	(8,198)	(24,696)	(19,673)
General and administrative (Including $1,012 and $Nil of rental expenses to related party for the three month period ended June 30, 2025 and 2024, respectively, and $2,056 and $Nil of rental expenses to related party for the six month period ended June 30, 2025 and 2024, respectively)	(516,790)	(558,829)	(908,666)	(874,623)
Fair value loss on investments in equity securities	(51,002)	(56,136)	(119,499)	(100,433)
Provision for expected credit losses	-	-	(40,124)	(120,469)
TOTAL OPERATING EXPENSES	(1,188,776)	(759,657)	(2,242,107)	(1,405,563)

(LOSS)/PROFIT FROM OPERATIONS	(611,293)	259,168	(1,229,711)	180,140

FINANCE COSTS	(4,879)	(4,480)	(9,788)	(9,141)

(LOSS)/PROFIT BEFORE TAX	(616,172)	254,688	(1,239,499)	170,999

Tax expense	-	(55,584)	-	(75,652)

NET (LOSS)/PROFIT ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(616,172)	$199,104	$(1,239,499)	$95,347

Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	367,078	2,463	439,237	(207,445)

COMPREHENSIVE (LOSS)/PROFIT	$(249,094)	$201,567	$(800,262)	$(112,098)

Earnings per share - Basic and diluted	(0.343)	0.113	(0.690)	0.054
Weighted average number of common stocks outstanding, Basic and Diluted #	1,796,597	1,766,766	1,796,597	1,766,766

# Weighted average shares outstanding and per share amount have been adjusted for the periods shown to reflect the 10-for-1 reverse stock split effected on April 7, 2025 and the 12-for-1 reverse stock split effected on July 20, 2023, on a retroactive basis as described in Note 12.

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AS OF JUNE 30, 2025 AND 2024

(Amount expressed in United States Dollars (“US$))

(Unaudited)

	Common stock			Additional		Accumulated other	Total
	Number of shares		Amount	paid in capital	Accumulated deficit	comprehensive losses	stockholders’ equity
Balance as of December 31, 2023	*	1,766,766	$17,191,315	$(5,011,891)	$(1,844,278)	$(677,294)	$9,657,852
Net loss for the period		-	-	-	(103,757)	-	(103,757)
Foreign currency translation loss		-	-	-	-	(209,908)	(209,908)
Balance as of March 31, 2024	*	1,766,766	$17,191,315	$(5,011,891)	$(1,948,035)	$(887,202)	$9,344,187
Net profit for the period		-	-	-	199,104	-	199,104
Foreign currency translation gain		-	-	-	-	2,463	2,463
Balance as of June 30, 2024	*	1,766,766	$17,191,315	$(5,011,891)	$(1,748,931)	$(884,739)	$9,545,754

	Common stock			Additional		Accumulated other	Total
	Number of shares		Amount	paid in capital	Accumulated deficit	comprehensive losses	stockholders’ equity
Balance as of December 31, 2024	*	1,796,766	$17,332,315	$(5,011,891)	$(3,442,620)	$(555,000)	$8,322,804
Net loss for the period		-	-	-	(623,327)	-	(623,327)
Foreign currency translation gain		-	-	-	-	72,159	72,159
Balance as of March 31, 2025	*	1,796,766	$17,332,315	$(5,011,891)	$(4,065,947)	$(482,841)	$7,771,636
Net loss for the period		-	-	-	(616,172)	-	(616,172)
#Fractional shares		(169)	(505)	-	-	-	(505)
Foreign currency translation gain		-	-	-	-	367,078	367,078
Balance as of June 30, 2025	*	1,796,597	$17,331,810	$(5,011,891)	$(4,682,119)	$(115,763)	$7,522,037

* Share activity (number of shares or both number and amount of shares) has been adjusted for the periods shown to reflect the 10-for-1 reverse stock split effected on April 7, 2025, on a retroactive basis

# Rounding down of 169.30 fractional shares resulting from a 10-to-1 reverse stock split at a price of $2.98 per share

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net (loss)/profit	$(1,239,499)	$95,347

Adjustments to reconcile net (loss)/profit to net cash used in operating activities:
Amortization of right-of-use asset	27,312	20,700
Allowances for expected credit losses	40,124	120,469
Recoveries for expected credit losses	(94,912)	(584,415)
Depreciation of property, plant and equipment	54,442	40,343
Dividend income	(17,560)	(20,827)
Fair value loss/(gain) on investments in equity securities	91,243	(72,884)
Loss arising from settlement of supplier contract dispute	-	28,554
Gain on disposal of investments in equity securities	-	(14,298)
Operating loss before working capital changes	(1,138,850)	(387,011)

Changes in operating assets and liabilities:
Inventories	173,001	104,767
Trade and other receivables	(368,335)	(2,641)
Trade and other payables	(112,559)	(458,424)
Advance payment from customer	(84,531)	5,937
Operating lease liabilities	(13,401)	(22,266)
Tax (liabilities)/recoverable	(17,304)	50,210
Net cash used in operating activities	(1,561,979)	(709,428)

Cash flows from investing activities:
Acquisition of investments in equity securities	-	(264,768)
Dividend income	17,560	20,827
Change in fixed deposits placed with original maturities more than three months	(31,227)	(40,200)
Purchase of plant and equipment	(30,511)	(23,778)
Proceeds from disposal of investments in equity securities	-	297,678
Proceeds from settlement of supplier contract dispute	-	77,201
Net cash (used in)/generated from investing activities	(44,178)	66,960

Cash flows from financing activities:
(Repayment to)/Advances from Directors	(1,385)	202,344
Cash paid for fractional shares in reverse stock split	(505)	-
Net cash (used in)/generated from financing activities	(1,890)	202,344

Foreign currency translation adjustment	258,270	(115,379)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,349,777)	(555,503)
CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL PERIOD	2,886,966	4,517,710

CASH AND CASH EQUIVALENTS, END OF FINANCIAL PERIOD	$1,537,189	$3,962,207

CASH AND CASH EQUIVALENTS INFORMATION:
Fixed deposits placed with financial institutions with original maturities of three months or less	$723,010	$1,762,360
Cash and bank balances	814,179	2,199,847
Cash and cash equivalents, end of financial period	1,537,189	3,962,207

Supplementary cash flow information:
Interest paid	$(3,168)	$(4,546)
Income tax paid	(12,514)	(26,772)

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

The corporate structure as at June 30, 2025 is depicted below:

BioNexus Gene Lab Corp.
a Wyoming company

100% owned		100% owned
MRNA Scientific Sdn. Bhd.		Chemrex Corporation Sdn. Bhd.,
(formerly “Bionexus Gene Lab Sdn. Bhd.”),		a Malaysian Company
a Malaysian company

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

•	Basis of presentation

The accompanying condensed consolidated financial statements as of and for the six months ended June 30, 2025 and 2024 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The Condensed Consolidated Balance Sheet information as of December 31, 2024 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2025. These financial statements should be read in conjunction with that report.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. As of June 30, 2025, the Company recorded a net loss of $1,239,499 and negative cash flows from operating activities of $1,561,979, and had an accumulated deficit of $4,682,119. Management has evaluated the Company’s liquidity for the twelve‑month period following issuance of these financial statements in light of these conditions and currently available sources of liquidity, including cash and cash equivalents, fixed deposits, liquid investments, and trade receivables (collectively, “total liquidity” as described in MD&A), together with cost‑reduction actions and Board‑approved strategic initiatives described in Item 2 and Note 15. Management has evaluated the Company’s liquidity position, recent capital actions, and planned operating initiatives. Based on these plans—which we believe are probable of being implemented and, if implemented, are probable of mitigating the relevant conditions within one year after the date the financial statements are issued—management has concluded that the conditions that previously raised substantial doubt about the Company’s ability to continue as a going concern are alleviated. Accordingly, these condensed consolidated financial statements have been prepared on a going‑concern basis.

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

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

Translation of amounts from MYR into US$1.00 has been made at the following exchange rates for the respective period and year:

	June 30,	December 31,
	2025	2024
Period ended June 30, 2025 /Year-ended December 31, 2024 US$1: MYR exchange rate	4.2125	4.4755

	January 1,	January 1,
	2025	2024
	to June 30,	to June 30,
	2025	2024
6 months average US$1: MYR exchange rate	4.3772	4.7279

•	Related parties

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

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

The carrying value of the Company’s financial instruments: cash and bank balances, fixed deposits placed with financial institutions, trade receivable, other receivables, deposits, trade payables, other payables and accrued liabilities, advance payment from customers and amount owing to directors approximate at their fair values because of the short-term nature of these financial instruments

As of June 30, 2025 and December 31, 2024, respectively, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 3 - TRADE RECEIVABLES

The Company’s trade receivables represent amounts due from customers that are unrelated parties and related parties of $16,463 and $47,272 respectively for June 30, 2025, and December 31, 2024. Trade receivables are initially recognized at the invoiced amount and subsequently measured at amortized cost, net of an allowance for expected credit losses. An estimate for doubtful debts is made when collection of the full amount is no longer probable. Trade receivables are written off when they are determined to be uncollectible, and all reasonable collection efforts have been exhausted.

As of June 30, 2025, the Company performed an analysis of all outstanding trade receivables in accordance with the expected credit loss model under ASC 326. The Company considered historical collection trends, aging of balances, customer credit profiles, and current and forecasted economic conditions in estimating the allowance.

The Company’s standard credit terms range from 30 to 90 days. Certain receivables are interest-bearing. Specifically, one customer was charged with interest at 6% per annum from May 2021 to June 2023. From July 2023 onwards, the Company increased its interest rate to 8.4%.

	As of
	June 30,	December 31,
	2025	2024

Trade receivables	2,346,753	1,894,448
Allowances for expected credit losses	(494,668)	(517,877)
Total trade receivables, net	$1,852,085	$1,376,571

Movement for trade receivables allowance for impairment accounts:

	As of
	June 30,	December 31,
	2025	2024

At January 1, 2025 and January 1, 2024	517,877	1,307,508
Charge for the period/year
Allowances for expected credit losses	40,124	883,533
Recovered for expected credit losses	(94,912)	(1,689,412)
Foreign translation differences	31,579	16,248
	$494,668	$517,877

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

	As of
	June 30,	December 31,
	2025	2024
Tax Recoverable
Local	$-	$-
Foreign, representing Malaysia	(101,471)	(84,167)
Tax Recoverable	(101,471)	(84,167)

Income tax liabilities:
Local	$-	$-
Foreign, representing Malaysia	-	-
Income tax payables	-	-

Deferred tax liabilities:
Local	$-	$-
Foreign, representing Malaysia	-	-
Deferred tax liabilities	-	-
Total	(101,471)	(84,167)

Although the Company is domiciled in the United States, a substantial portion of its pre-tax income/(loss) is generated by its foreign subsidiaries. Accordingly, the consolidated effective tax rate is significantly influenced by foreign tax jurisdictions and certain non-deductible expenses.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 5 – OPERATING LEASE RIGHT OF USE ASSETS AND LEASE LIABILITIES

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

As of June 30, 2025 and December 31, 2024, operating lease right-of-use assets as follows:

	As of
	June 30,	December 31,
	2025	2024
Balance as of beginning of the period/year	$215,243	$141,544
Add: Addition of right of use assets (1)	-	145,736
Less: amortization (2)	(27,312)	(48,983)
Less: lease termination (3)	-	(25,093)
Foreign translation differences	12,353	2,039
Balance as of end of the period/year	$200,284	$215,243

As of June 30, 2025 and December 31, 2024, operating lease liabilities as follows:

	As of
	June 30,	December 31,
	2025	2024
Balance as of beginning of the period/year	$210,557	$133,395
Add: addition of lease liabilities (1)	-	145,736
Less: gross repayment	(32,176)	(56,598)
Add: imputed interest (4)	6,620	11,795
Less: lease termination (3)	-	(25,679)
Foreign translation differences	12,155	1,908
Balance as of end of the year	197,156	210,557
Less: lease liability current portion	(55,809)	(50,816)
Lease liability non-current portion	$141,347	$159,741

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

As of June 30, 2025 and December 31, 2024 the maturities of the operating lease obligation are as follows:

	As of
	June 30,	December 31,
	2025	2024
Years ending June 30 and December 31:
2025	-	62,939
2026	66,869	62,311
2027	62,198	55,403
2028	58,862	45,166
2029	32,205	12,848
2030		-
Total undiscounted cash flows	220,134	238,667
Less: Interest imputed on lease liabilities	(22,978)	(28,110)
Present value of lease liabilities	$197,156	$210,557

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

(2) The amortization of the operating lease right of use asset for the six month period ended June 30, 2025 and 2024 were $27,312 and $20,700, respectively.

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

	As of
	June 30,	December 31,
	2025	2024
Supplemental Cash Flow Disclosures:
Cash paid for amounts included in the measurement of lease liabilities:
Lease payment – operating leases	$(32,176)	$(56,598)
Operating lease liabilities obtained in exchange for operating lease assets	-	145,736

Other information:
Weighted average remaining lease term for operating lease (years)	3.92	4.42
Weighted average discount rate for operating lease	6.65%	6.65%

(4) Lease expenses for the six month period ended June 30, 2025 and 2024 were $33,932 and $25,296 respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of
	June 30,	December 31,
	2025	2024

Air conditioner	$1,124	$1,124
Computer and software	5,880	5,880
Equipment	65,360	65,214
Furniture and fittings	98,883	98,883
Lab equipment	320,102	320,102
Land and buildings	1,506,969	1,506,969
Motor vehicle	161,148	161,148
Office equipment	41,108	37,604
Renovation	106,441	101,137
Signboard	806	806
Solar PV System	16,935	16,935
Machinery	211,898	190,341
	2,536,654	2,506,143
(Less): Accumulated depreciation	(811,418)	(756,976)
(Less): Accumulated impairment	(40,173)	(40,173)
Add: Foreign translation differences	(92,156)	(186,004)
Property, plant and equipment, net	$1,592,907	$1,522,990

During the six month period ended June 30, 2025 and 2024, the Company recorded depreciation of $54,442 and $40,343, respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 7 – INVESTMENTS IN EQUITY SECURITIES

	As of
	June 30,	December 31,
	2025	2024
As of beginning of the period/year	$1,265,166	$1,699,831
Addition during the period/year	-	492,732
Disposal during the period/year	-	(1,030,368)
Fair value (loss)/gain	(91,243)	69,476
Foreign exchange translation	74,765	33,495
As of end of the period/year	$1,248,688	$1,265,166

For the six month period ended June 30, 2025 and 2024, the net fair value (loss)/gains on the investments in equity securities were $(91,243) and $72,884 recorded in administrative expenses and other income of the Consolidated Statements of Operations and Comprehensive Income/(Loss).

The investments in equity securities consist of the following shares:
	As of
	June 30,	December 31,
	2025	2024
Investment in equity securities with readily determined fair value (1):
Malaysia	836,662	863,810
Singapore	174,520	177,808
	$1,011,182	$1,041,618

Investment in equity securities without readily determined fair value:
Malaysia	237,506	223,548
	$1,248,688	$1,265,166

(1) The Company’s investment in equity securities is measured at fair value on a recurring basis. These equity securities are classified as Level 1 in the fair value hierarchy, as the fair value is determined using quoted market prices in active markets for identical assets. Specifically, the stock prices of these securities are readily available on the stock exchange, providing a reliable and observable input to the fair value measurement.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 9 – REVENUE

The following table shows disaggregated net revenue from contracts with customers by product or service line and geographic area for the quarter and six month period ended June 30, 2025 and 2024:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Revenue by product or service line:
Trading of industrial chemicals	2,256,787	1,969,068	4,390,794	4,347,754
Screening services and related sales	3,466	5,496	6,534	8,661
Net revenue	$2,260,253	$1,974,564	$4,397,328	$4,356,415

Revenue by geographic area
Bangladesh	28,852	88,656	28,852	235,943
Malaysia	1,830,563	1,625,588	3,578,091	3,432,698
Maldives	139,576	99,481	320,649	326,830
Nigeria	-	26,123	-	26,123
Singapore	97,623	30,726	131,846	100,959
Sri Lanka	109,371	70,320	255,470	186,484
Myanmar	-	19,465	-	19,465
Batam	54,268	14,205	82,420	27,913
Net revenue	$2,260,253	$1,974,564	$4,397,328	$4,356,415

Timing of recognition:
At a point in time	$2,260,253	$1,974,564	$4,397,328	$4,356,415

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

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 10 – RELATED PARTY TRANSACTIONS

The following table provides details of the total revenue earned and expenses incurred from all related party transactions:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Entities in which certain directors of a subsidiary have substantial financial interests
Sales of goods	$16,109	$7,737	$32,179	$41,823
Purchases	(2,307)	(28,766)	(2,307)	(105,980)
Rental of factory	(1,012)	-	(2,056)	-

The balances related to the above transactions with related parties are as disclosed in the Consolidated Balance Sheets which are interest-free, unsecured and subject to normal credit terms.

NOTE 11 - CONCENTRATION OF RISKS

a) Major customers

For three months ended June 30, 2025, and 2024, respectively, the customers who accounted for 10% or more of the Company's revenues and its accounts received balance at period-end are presented as follows:

	2025	2024	2025	2024	2025	2024
	Revenues		Percentage of revenues		Accounts receivable trade
Customer A	$250,240	$-	11.00%	-	$317,314	$-
	$250,240	$-	11.00%	-	$317,314	$-

b) Major suppliers

For three months ended June 30, 2025, and 2024, respectively, the suppliers who accounted for 10% or more of the Company’s cost of sales and their balances at period ended are presented as follows:

	2025	2024	2025	2024	2025	2024
	Purchase		Percentage of purchases		Accounts payable trade
Vendor A	$640,043	$279,263	33.82%	16.57%	$647,890	$304,561
Vendor B	$235,304	$177,985	12.44%	10.56%	$171,291	$112,482
Vendor C	$-	$274,081	-	16.26%	$-	$274,842
Vendor D	$-	$181,885	-	10.79%	$-	$117,148
	$875,347	$913,214	46.26%	54.18%	$819,181	$809,033

a) Major customers

For six months ended June 30, 2025, and 2024, respectively, the Company did not have any material recognizable major customers accounted for 10% or more of the Company’s revenue

b) Major suppliers

For six months ended June 30, 2025, and 2024, respectively, the suppliers who accounted for 10% or more of the Company’s cost of sales and their balances at period ended are presented as follows:

	2025	2024	2025	2024	2025	2024
	Purchase		Percentage of purchases		Accounts payable trade
Vendor A	$1,081,275	$671,441	29.34%	18.13%	$647,890	$304,561
Vendor B	$561,103	$492,944	15.22%	13.31%	$171,291	$112,482
Vendor C	$-	$620,397	-	16.76%	$-	$274,842
	$1,642,378	$1,784,782	44.56%	48.20%	$819,181	$691,885

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 12 – STOCKHOLDERS’ EQUITY

As at June 30, 2025 and December 31, 2024, the Company issued and outstanding, common stock is 1,796,597 and 1,796,766 shares respectively.

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

The Revised Reverse Stock Split was approved and authorized by a majority of the Company’s stockholders on May 8, 2023 and by the Board of Directors of the Company on that same date.

Public Offering, Nasdaq Listing and Other Stock Issuances

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

On July 24, 2023, the Offering closed, and the Company issued and sold 1,437,500 shares of common stock, including 187,500 shares sold pursuant to the full exercise of the Over-Allotment Option. The Offering was priced at $4.00 per share for total gross proceeds of $5.75 million before deducting underwriting discounts, commissions, and offering expenses. Pursuant to the Underwriting Agreement, the Underwriter received an 8% underwriting discount on the public offering price for the shares common stock. The Company received net proceeds, before expenses, of $5,290,000 from the sale of the common stocks. In addition, the Company issued to the Underwriter warrants to purchase up to an aggregate of 115,000 shares of the Company's common stock (the "Underwriter's Warrants") at an exercise price of $4.40 per share. The Underwriter's Warrants are exercisable from July 24, 2023 until July 24, 2028.

In August 2023, an aggregate of 759,299 shares of common stock were issued to professional parties or service providers in lieu of cash for services rendered, of which 125,000 were subsequently cancelled in November, 2023.

In August 2023, an aggregate of 75,000 shares of common stock were issued to three directors in lieu of cash for services rendered in connection with their role as directors of the Company.

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

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

2025 Reverse Split

On March 19, 2025, the Company held a Special Meeting of Shareholders which, among other items, approved of an amendment to the Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s outstanding shares of common stock, with a ratio ranging from one-for-five (1:5) to one-for-ten (1:10), with the exact ratio to be set at the discretion of the Board of Directors.

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

The CODM evaluates segment performance primarily on operating income and reviews the following expense categories by segment: cost of revenue, selling and distribution, and administrative expenses. A reconciliation of total reportable segment amounts to the Company’s consolidated amounts is provided below, with corporate and unallocated items presented as reconciling adjustments.

Going forward, the Company expects the MRNA Scientific segment to benefit from the integration of Fidelion Diagnostics’ technology, expanding our testing portfolio and geographic reach. Chemrex’s Industrial Chemicals segment is expected to decrease in relative contribution over time as CDMO operations scale. The Investment Holding segment will also encompass the Company’s Ethereum treasury activities, which management views as a distinct strategic asset intended to enhance capital efficiency and diversification.

Pursuant to ASU 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures”, the financial information concerning the Company’s reportable segments is shown as below:

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Segmented Information

	Provision for genomic screening services	Trading of industrial chemicals	Investment holding	Total
	Three month period ended June 30, 2025

REVENUE	$3,466	$2,256,787	$-	$2,260,253

COST OF REVENUE	(2,725)	(1,889,506)	-	(1,892,231)

GROSS PROFIT	741	367,281	-	368,022

OTHER INCOME
Dividend income	-	8,626	-	8,626
Interest income	25,092	4,676	-	29,768
Fair value gain on investments in equity securities	-	23,742	-	23,742
Reversal of expected credit losses	-	69,759	-	69,759
Others	3,477	74,089	-	77,566
TOTAL OTHER INCOME	28,569	180,892	-	209,461

OPERATING EXPENSES
Sales and marketing	(28,424)	(559,541)	(20,462)	(608,427)
Research and development	(12,557)	-	-	(12,557)
General and administrative	(149,164)	(161,591)	(206,035)	(516,790)
Fair value loss on investments in equity securities	-	(51,002)	-	(51,002)
TOTAL OPERATING EXPENSES	(190,145)	(772,134)	(226,497)	(1,188,776)

LOSS FROM OPERATIONS	(160,835)	(223,961)	(226,497)	(611,293)

FINANCE COSTS	(3,273)	(1,599)	(7)	(4,879)

LOSS BEFORE TAX	(164,108)	(225,560)	(226,504)	(616,172)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(164,108)	$(225,560)	(226,504)	$(616,172)

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Provision for genomic screening services	Trading of industrial chemicals	Investment holding	Total
	Three month period ended June 30, 2024

REVENUE	$5,496	$1,969,068	$-	$1,974,564

COST OF REVENUE	(2,353)	(1,683,491)	-	(1,685,844)

GROSS PROFIT	3,143	285,577	-	288,720

OTHER INCOME
Dividend income	-	11,881	-	11,881
Interest income	37,154	12,585	-	49,739
Fair value gain on investments in equity securities	-	88,532	-	88,532
Gain on disposal of investments in equity securities	-	8,117	-	8,117
Reversal of expected credit losses	-	552,663	-	552,663
Others	210	18,963	-	19,173
TOTAL OTHER INCOME	37,364	692,741	-	730,105

OPERATING EXPENSES
Sales and marketing	(23,011)	(103,257)	(10,226)	(136,494)
Research and development	(8,198)	-	-	(8,198)
General and administrative	(73,154)	(121,741)	(363,934)	(558,829)
Fair value loss on investments in equity securities	-	(56,136)	-	(56,136)
OPERATING EXPENSES	(104,363)	(281,134)	(374,160)	(759,657)

(LOSS)/PROFIT FROM OPERATIONS	(63,856)	697,184	(374,160)	259,168

FINANCE COSTS	(2,646)	(1,746)	(88)	(4,480)

(LOSS)/PROFIT BEFORE TAX	(66,502)	695,438	(374,248)	254,688

Tax expense	-	(55,584)	-	(55,584)

NET (LOSS)/PROFIT ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(66,502)	$639,854	$(374,248)	$199,104

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Provision for genomic screening services	Trading of industrial chemicals	Investment holding	Total
	Six month period ended June 2025

REVENUE	$6,534	$4,390,794	$-	$4,397,328

COST OF REVENUE	(4,131)	(3,681,682)	-	(3,685,813)

GROSS PROFIT	2,403	709,112	-	711,515

OTHER INCOME
Dividend income	-	17,560	-	17,560
Interest income	45,094	8,242	-	53,336
Fair value gain on investments in equity securities	-	28,256	-	28,256
Reversal of expected credit losses	-	94,912	-	94,912
Others	7,370	99,447	-	106,817
TOTAL OTHER INCOME	52,464	248,417	-	300,881

OPERATING EXPENSES
Sales and marketing	(56,064)	(1,068,531)	(24,527)	(1,149,122)
Research and development	(24,696)	-	-	(24,696)
General and administrative	(205,170)	286,724)	(416,772)	(908,666)
Fair value loss on investments in equity securities	-	(119,499)	-	(119,499)
Provision for expected credit losses	-	(40,124)	-	(40,124)
TOTAL OPERATING EXPENSES	(285,930)	(1,514,878)	(441,299)	(2,242,107)

LOSS FROM OPERATIONS	(231,063)	(557,349)	(441,299)	(1,229,711)

FINANCE COSTS	(6,637)	(3,101)	(50)	(9,788)

LOSS BEFORE TAX	(237,700)	(560,450)	(441,349)	(1,239,499)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(237,700)	$(560,450)	$(441,349)	$(1,239,499)

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Provision for genomic screening services	Trading of industrial chemicals	Investment holding	Total
	Six month period ended June 2024

REVENUE	$8,661	$4,347,754	$-	$4,356,415

COST OF REVENUE	(4,605)	(3,698,059)	-	(3,702,664)

GROSS PROFIT	4,056	649,695	-	653,751

OTHER INCOME
Dividend income	-	20,827	-	20,827
Interest income	60,937	17,785	-	78,722
Fair value gain on investments in equity securities	-	173,317	-	173,317
Gain on disposal of investments in equity securities	-	14,298	-	14,298
Reversal of expected credit losses	-	584,415	-	584,415
Others	15,121	45,252	-	60,373
TOTAL OTHER INCOME	76,058	855,894	-	931,952

OPERATING EXPENSES
Sales and marketing	(54,116)	(223,699)	(12,550)	(290,365)
Research and development	(19,673)	-	-	(19,673)
General and administrative	(111,429)	(252,162)	(511,032)	(874,623)
Fair value loss on investments in equity securities	-	(100,433)	-	(100,433)
Provision for expected credit losses	-	(120,469)	-	(120,469)
OPERATING EXPENSES	(185,218)	(696,763)	(523,582)	(1,405,563)

(LOSS)/PROFIT FROM OPERATIONS	(105,104)	808,826	(523,582)	180,140

FINANCE COSTS	(4,596)	(4,433)	(112)	(9,141)

(LOSS)/PROFIT BEFORE TAX	(109,700)	804,393	(523,694)	170,999

Tax expense	-	(75,652)	-	(75,652)

NET (LOSS)/PROFIT ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(109,700)	$728,741	$(523,694)	$95,347

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Provision for genomic screening services	Trading of industrial chemicals	Investment holding	Total
	As of June 30, 2025

Segment assets	$2,502,665	$6,320,015	$598,525	$9,421,205

Included in the measure of segment assets are:
Addition to non-current assets other than financial instruments and deferred tax assets	-	30,511	-	30,511

	Provision for genomic screening services	Trading of industrial chemicals	Investment holding	Total
	As of December 31, 2024

Segment assets	$2,652,754	$6,788,302	$992,792	$10,433,848

Included in the measure of segment assets are:
Addition to non-current assets other than financial instruments and deferred tax assets	150,881	221,844	-	372,725

The Company had no inter-segment sales for the periods presented.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 14 - SIGNIFICANT EVENTS

 On February 11, 2025, the Company filed with the Wyoming Secretary of State Articles of Amendment to its Articles of Incorporation (“Amendment”). The Amendment authorized the creation of one (1) share of the Series Z Convertible Preferred Stock. On February 10, 2025, the Company’s Board of Directors approved the creation of the Series Z Preferred Stock and the filing of the Amendment with the Wyoming Secretary of State. On that same date, the Board of Directors approved the issuance of the Series Z Preferred Stock to Muhammad Azrul bin Abdul Hamid, a member of the Board of Directors and the Audit Committee.

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

On March 19, 2025, the Company held a Special Meeting of Shareholders. Two proposals were voted on by the Shareholders and the results are as follows:

Proposal 1 (APPROVED): Approval of an amendment to the Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s outstanding shares of common stock, with a ratio ranging from one-for-five (1:5) to one-for-ten (1:10), with the exact ratio to be set at the discretion of the Board of Directors.

Proposal 2 (APPROVED): Approval of an adjournment of the Meeting, if necessary, to solicit additional proxies if there were insufficient votes in favor of Proposal 1.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2025 up through August 18, 2025 of these consolidated financial statements.

During the period, except as stated below, the Company did not have any material recognizable subsequent events.

On July 30, 2025, the Company announced that it had entered into a non-binding term sheet with Fidelion Diagnostics Pte Ltd, a Singapore-based precision diagnostics company, regarding a proposed cross-equity investment and the grant to the Company of exclusive commercialization rights for Fidelion’s VitaGuard™ MRD platform in Southeast Asia. The transaction, which is subject to execution of definitive agreements, contemplates mutual equity investments, a license fee, and joint development of AI-powered cancer interception systems trained on VitaGuard™ longitudinal MRD datasets. The Company plans to initiate regulatory submissions in Singapore and Malaysia in 2026.

On July 31, 2025, our Board of Directors approved the strategic repositioning of Chemrex Corporation Sdn. Bhd. into a biotechnology-focused CDMO and the staged wind-down of its specialty chemical operations. The Board authorized the reallocation of up to MYR 10 million toward financing the CDMO’s operational development, including facility upgrades, cleanroom infrastructure, and personnel recruitment.

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

General

We were incorporated in the State of Wyoming on May 12, 2017 and operations of our Malaysian company began operations in July 2017. Consequently, the following discussion and analysis of the results of operations and financial condition of the Company is for fiscal periods ended June 30, 2025 and  June 30, 2024, respectively. This information should be read in conjunction with the consolidated financial statements and notes to the financial statements that are included elsewhere herein. The consolidated financial statements presented herein (and to which this discussion relates) reflect the results of operations of the Company and its Malaysian subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Overview

During the fiscal period ended June 30, 2025, BioNexus Gene Lab Corp. ("BGLC", the “Company”, “we”, “us” or “our”) continued to develop and refine its strategic focus across its three operational segments: healthcare diagnostics (MRNA Scientific Sdn. Bhd.), specialty chemicals (Chemrex Corporation Sdn. Bhd.), and innovation-focused ventures (including digital health and blockchain-linked financial strategies).

We successfully completed the integration of Nasdaq-listed operations following our 2023 uplisting, while maintaining a stable liquidity position and initiating expansion into the digital healthcare and decentralized asset infrastructure sectors.

Results of Operations

Our Q2 2025 gross margin increased 170 bps YoY to 16.3% on improved mix and pricing. Operating expenses increased primarily due to sales & marketing investments ($608k vs $136k in Q2’24), reflecting channel development and pre‑commercialization activities. Other income was lower YoY chiefly because the reversal of expected credit losses normalized ($69.8k in Q2’25 vs $552.7k in Q2’24). These factors drove a swing from $259k operating profit in Q2’24 to $(611)k in Q2’25.

Strong Liquidity Position and Clean Capital Structure

As of June 30, 2025, the Company had cash and cash equivalents of $1.54 million and total liquidity exceeding $6 million. “Total liquidity” is a management liquidity metric comprised of cash and cash equivalents, fixed deposits with original maturities greater than three months, investments in equity securities, and trade receivables, net. See the Condensed Consolidated Balance Sheets and Note 2 (Summary of Significant Accounting Policies) for definitions of cash equivalents and fixed deposits. See also Note 15 for subsequent‑events updates (Fidelion term sheet; Chemrex CDMO authorization) that may affect capital allocation and future liquidity planning. This liquidity position, combined with minimal outstanding debt and a simplified capital structure, provides a solid foundation for operational continuity, strategic investments, and potential M&A activities. We believe our capital structure - free of preferred stock, convertible debt, or high-yield instruments - positions us favorably to pursue growth initiatives on shareholder-friendly terms.

In light of the recent governance enhancements and upcoming growth initiatives, including expansion into digital health and decentralized financial infrastructure, the Company is actively exploring additional capital-raising mechanisms. These may include at-the-market offerings, private placements, or strategic financing arrangements subject to Nasdaq and SEC compliance.

Development and Focus of Core Biotech Business

In July 2025, subsequent to the period covered by this report, the Company, through MRNA Scientific Sdn. Bhd., entered into a non‑binding term sheet with Fidelion Diagnostics Pte Ltd (“Fidelion”), a Singapore-based precision diagnostics company specializing in tumor-agnostic, minimal residual disease (MRD) detection. The non-binding term sheet is for a contemplated strategic, cross‑equity alliance and exclusive commercialization rights for the VitaGuard™ MRD platform in Southeast Asia. The transaction remains subject to execution of definitive agreements.

Chemrex Corporation Sdn. Bhd., while currently deriving substantially all revenues from industrial chemical trading, has commenced a planned transition into a contract development and manufacturing organization (“CDMO”) model focused on biotechnology and high-technology manufacturing. The CDMO transition is being implemented in phases, beginning with facility upgrades, equipment procurement, and quality management system enhancements aimed at achieving Good Manufacturing Practice (GMP) certification. This shift is expected to result in a gradual reallocation of Chemrex’s revenue mix toward higher-margin biotech manufacturing contracts by 2026.

Digital Assets and Treasury Management

The Company’s Ethereum-focused treasury strategy, approved by the Board in March 2025, remains a key element of our capital management approach. Ethereum holdings are intended as a long-term strategic asset and may be deployed, staked, or otherwise utilized to enhance liquidity, diversify reserves, and support capital market transactions. Management is actively monitoring regulatory developments in relevant jurisdictions, including Wyoming and Malaysia, to ensure compliance and optimize the strategy.  We did not hold digital assets as of June 30, 2025 as the Management is still reviewing multiple proposals and cash allocation strategies.

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

Nasdaq Compliance Timeline & Milestones

•	November 2023: Received initial Nasdaq compliance notice; promptly initiated proactive engagement and compliance measures.
•	May 2024: Successfully secured initial 180-day compliance extension, reflecting constructive Nasdaq dialogue.
•	November 2024: Requested Nasdaq hearing, leading to constructive panel engagement and temporary compliance extension approval.
•	April 2025: Implemented strategic 1-for-10 reverse stock split, proactively ensuring continued compliance and strengthening market position.
•	April 2025: Full Nasdaq compliance achieved, reinforcing market stability and investor confidence.

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

(a) Advisory Agreement

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

Under Rule 5810(c)(3)(A), the Company automatically was provided with a period of 180 calendar days, until May 6, 2024, to regain compliance.

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

(d) Strategic Alliance with Tongshu Gene and Fidelion Diagnostics Pte Ltd

On July 30, 2025, the Company entered into a non-binding term sheet with Fidelion Diagnostics Pte Ltd (“Fidelion”) for a contemplated strategic cross-equity alliance and exclusive commercialization rights for Fidelion’s VitaGuard™ minimal residual disease (MRD) platform in Southeast Asia. Under the term sheet, the Company will acquire a strategic equity stake in Fidelion and Fidelion will receive an equity investment and license fee from the Company. The transaction is subject to execution of definitive agreements. VitaGuard™ is a tumor-naïve, liquid biopsy MRD platform capable of detecting cancer recurrence at variant allele frequencies as low as 0.02%, with cost per test expected to be under USD $300. The Company intends to lead regulatory submissions and a phased roll-out in Singapore and Malaysia, followed by expansion through ASEAN markets. For additional details, refer to the Company’s Current Report on Form 8-K filed July 30, 2025.

(e) Appointment of officers, directors, committee appointments, and appointment of officers

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

Ms. Low, age 46 holds a Bachelor of Laws (LL.B) and a Master of Business in Public Relations from the Queensland University of Technology, Australia. She was called to the Bar as an Advocate & Solicitor of the High Court of Malaya in 2004. Currently, Ms. Low is a partner at the law firm Azura Mokhtar & Low. Her legal career spans over 20 years, during which she has gained substantial experience in conveyancing, corporate law, and wealth management consulting. Her expertise includes advising on property, real estate, banking transactions, and corporate agreements such as shareholders’ agreements, joint ventures, and power of attorney.

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

On June 17, 2025, the Board of Directors of BioNexus Gene Lab Corp. (the “Company”) appointed Ms. Chong Set Fui (Angeline) as the Company’s Chief Financial Officer and Principal Financial Officer, effective immediately.

Ms. Chong, age 62, has over 25 years of senior financial leadership experience, including serving as the Chief Financial Officer of Avillion Berhad from 2013 until November 2024. She is a member of the Association of Chartered Certified Accountants (ACCA) and the Malaysian Institute of Accountants (MIA), and brings deep expertise in corporate financial reporting, internal controls, and regional operations oversight.

Ms. Chong will concurrently serve as Chief Financial Officer of the Company’s wholly-owned subsidiary, MRNA Scientific Sdn. Bhd., and will perform the responsibilities of the Principal Financial Officer of BioNexus Gene Lab Corp. in accordance with U.S. federal securities laws and Nasdaq rules.  For additional details, refer to the Company’s Current Report on Form 8-K filed June 17, 2025.

Concurrent with the new appointment, Mr. Su-Leng Tan Lee ceased his role as acting Chief Financial Officer and Principal Financial Officer of the Company.

(f) Internal Controls Enhancement

During and subsequent to the reporting period ending June 30, 2025, as a result of recent transactions occurring at its Chemrex subsidiary, the Company focused on enhancing its internal control environment and improving governance procedures within its Chemrex subsidiary. Following the internal review of these recent transactions, management has implemented additional protocols to strengthen compliance with corporate policies and regulatory requirements, particularly concerning related-party transactions and transaction authorization at the subsidiary level.

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

(g) Reverse Stock Split

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

Results of Operations

Exchange Rates

Translation of amounts from MYR into US$1.00 has been made at the following exchange rates for the respective period and year:

	June 30,	December 31,
	2025	2024
Period ended June 30, 2025 /Year-ended December 31, 2024 US$1: MYR exchange rate	4.2125	4.4755

	January 1,	January 1,
	2025	2024
	to June 30,	to June 30,
	2025	2024
6 months average US$1: MYR exchange rate	4.3772	4.7279

Results of Operations for the three and six months ended June 30, 2025 compared to the three and six months  ended June 30, 2024 (unaudited).

The following table sets forth key selected financial data for the three months and six months ended June 30, 2025 and 2024.

Consolidated

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

REVENUE	$2,260,253	$1,974,564	$4,397,328	$4,356,415

COST OF REVENUE	(1,892,231)	(1,685,844)	(3,685,813)	(3,702,664)

GROSS PROFIT	368,022	288,720	711,515	653,751

OTHER INCOME
Dividend income	8,626	11,881	17,560	20,827
Interest income	29,768	49,739	53,336	78,722
Fair value gain on investments in equity securities	23,742	88,532	28,256	173,317
Gain on disposal of investments in equity securities	-	8,117	-	14,298
Reversal of expected credit losses	69,759	552,663	94,912	584,415
Others	77,566	19,173	106,817	60,373
TOTAL OTHER INCOME	209,461	730,105	300,881	931,952

OPERATING EXPENSES
Sales and marketing	(608,427)	(136,494)	(1,149,122)	(290,365)
Research and development	(12,557)	(8,198)	(24,696)	(19,673)
General and administrative	(516,790)	(558,829)	(908,666)	(874,623)
Fair value loss on investments in equity securities	(51,002)	(56,136)	(119,499)	(100,433)
Provision for expected credit losses	-	-	(40,124)	(120,469)
TOTAL OPERATING EXPENSES	(1,188,776)	(759,657)	(2,242,107)	(1,405,563)

(LOSS)/PROFIT FROM OPERATIONS	(611,293)	259,168	(1,229,711)	180,140

FINANCE COSTS	(4,879)	(4,480)	(9,788)	(9,141)

PROFIT/(LOSS) BEFORE TAX	(616,172)	254,688	(1,239,499)	170,999

Tax expense	-	(55,584)	-	(75,652)

NET (LOSS)/PROFIT ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(616,172)	$199,104	$(1,239,499)	$95,347

Other comprehensive income
Foreign currency translation gain	367,078	2,463	439,237	(207,445)

COMPREHENSIVE (LOSS)/PROFIT	$(249,094)	$201,567	$(800,262)	$(112,098)

Segmented Information

	MRNA Scientific and Chemrex Corporation
	Provision for genomic screening services	Trading of industrial chemicals	Provision for genomic screening services	Trading of industrial chemicals
	Three months ended June 30, 2025		Three months ended June 30, 2024

REVENUE	$3,466	$2,256,787	$5,496	$1,969,068

COST OF REVENUE	(2,725)	(1,889,506)	(2,353)	(1,683,491)

GROSS PROFIT	741	367,281	3,143	285,577

OTHER INCOME
Dividend income	-	8,626	-	11,881
Interest income	25,092	4,676	37,154	12,585
Fair value gain on investments in equity securities	-	23,742	-	88,532
Gain on disposal of investments in equity securities	-	-	-	8,117
Reversal of expected credit losses	-	69,759	-	552,663
Others	3,477	74,089	210	18,963
TOTAL OTHER INCOME	28,569	180,892	37,364	692,741

OPERATING EXPENSES
Sales and marketing	(28,424)	(559,541)	(23,011)	(103,257)
Research and development	(12,557)	-	(8,198)	-
General and administrative	(149,164)	(161,591)	(73,154)	(121,741)
Fair value loss on investments in equity securities	-	(51,002)	-	(56,136)
TOTAL OPERATING EXPENSES	(190,145)	(772,134)	(104,363)	(281,134)

(LOSS)/PROFIT FROM OPERATIONS	(160,835)	(223,961)	(63,856)	697,184

FINANCE COSTS	(3,273)	(1,599)	(2,646)	(1,746)

(LOSS)/PROFIT BEFORE TAX	(164,108)	(225,560)	(66,502)	695,438

Tax expense	-	-	-	(55,584)

NET (LOSS)/PROFIT ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(164,108)	$(225,560)	$(66,502)	$639,854

Revenue. For the current quarter ended June 30, 2025, we had total revenue of $2,260,253, an increase of 14.5% as compared to total revenue of $1,974,564 for the same quarter in the previous year.

MRNA Scientific contributed $3,466 (0.2%) of the total revenue for the current quarter ended June 30, 2025, as compared to revenue of $5,496 (0.3%) of the total revenue from the same quarter in the previous year. The decrease in revenue of 36.9%  was primarily due to fewer client referrals from diagnostic centers and the continued unavailability of a key RNA machine, which has been under repair since last year.

Chemrex contributed $2,256,787 (99.8%) of the total revenue for the current quarter ended June 30, 2025 as compared to revenue of $1,969,068 (99.7%) of the total revenue for the same quarter in the previous year   The increase in revenue of 14.6%  was mainly due to higher sales volume, supported by continued demand from existing customers.

Cost of Revenue. For the current quarter ended June 30, 2025, we incurred $1,892,231 in cost of revenues, as compared to $1,685,844 for the same quarter in the previous year. The increase of 12.2% was due to reason as stated below.

MRNA Scientific had incurred $2,725 (0.1%) of the total cost of revenues during the current quarter ended June 30, 2025.  This represents an increase of 15.8% as compared to $2,353 (0.1%) for the same quarter in the previous year.  The slight increase in cost of revenue for the current quarter ended June 30, 2025 despite lower revenue was mainly due to higher cost incurred.

Chemrex had incurred $1,889,506 (99.9%) of  total cost of revenue during the current quarter ended June 30, 2025. This represents an increase of 12.2% as compared to $1,683,491 (99.9%) in the previous year’s same quarter.   The increase in cost of revenues for the current quarter ended June 30, 2025 was mainly due to the increase in revenues.

Gross Profit. For the current quarter ended June 30, 2025, we had total gross profit of $368,022. This represents an increase of 27.5% as compared to $288,720 in the previous year’s same quarter.

MRNA Scientific contributed $741 (0.2%) of the total gross profit of $368,022 for the current quarter ended June 30, 2025 as compared to gross profit of $3,143 (1.1%) of the total gross profit for the same quarter in the previous year.  The decrease in gross profit during the current quarter by 76.4% was mainly due to lower revenue and higher laboratory cost incurred.

Chemrex contributed $367,281 (99.8%) of the total gross profit for the current quarter ended June 30, 2025 as compared to $285,577 (98.9%) of the total gross profit for the same quarter in the previous year.  This represents an increase in gross profit of 28.6% mainly due to the increase in revenues registered in the current quarter.

Other Income. For the current quarter ended June 30, 2025, other income has reduced by 71.3% to $209,461, compared to $730,105  for the same quarter in the previous year.

MRNA Scientific contributed $28,569 (13.6%) of total other income for the current quarter ended June 30, 2025 as compared to $37,364 (5.1%) of the other income for the same quarter in the previous year. This represents a decline of 23.5% mainly due to the drop in USD interest rates, which led to lower interest income from fixed deposits.

Chemrex contributed $180,892 (86.4%) of total other income for the current quarter ended June 30, 2025 as compared to $692,741 (94.9%) of the total other income for the same quarter in the previous year. This represents a decrease of 73.9%. The lower in other income for the current quarter was primarily due to lower bank interest earnings, a decrease in fair value gains on investments in equity securities, a slight reduction in dividends received from investments, the absence of gains on disposal of equity securities and lower reversal of expected credit losses.

Operating Expenses. For the current quarter ended June 30, 2025, total operating expenses amounted to $1,188,776, representing an increase of 56.5% compared to $759,657 for the same quarter in the previous year. This increase was primarily attributed to the increase in sales and marketing expenses and research and development expenses, partially offset by a decrease in general and administrative and fair value loss on investment in equity securities, The breakdown of the expenses are as follows:

Sales and Marketing Expenses increased significantly to $608,427 for the current quarter ended June 30 , 2025, compared to $136,494 in the previous year’s same quarter, an increase of 345.8%. This increase was primarily attributable to higher compensation expense at the Chemrex subsidiary. The details by entity are as follows:

Chemrex incurred $559,541 (92%) of the total combined sales and marketing expenses of $608,427 for the current quarter ended June 30, 2025, compared to $103,257 (75.6%) of the total combined sales and marketing expenses of $136,494 for the same quarter in the previous year. This represents an increase of 441.9% mainly attributed by higher officer/directors’ remuneration, which includes associated statutory employment contributions and to a lesser extent, a new contract for services appointed on August 1, 2024. The contract focuses on business development efforts to expand both locally and internationally.

MRNA Scientific incurred $28,424 (4.7%) of the total combined sales and marketing expenses of $608,427 for the current quarter ended June 30, 2025, compared to $23,011 (16.9%) of the total combined sales and marketing expenses of $136,494 for the same quarter in the previous year. This represents an increase of 23.5% mainly due to the increase in the directors’ remuneration as a result of additional scope of work being undertaken by such directors.

BGLC, the parent company, incurred $20,462 (3.3%) of the total combined sales and marketing expenses of $608,427 for the current quarter ended June 30, 2025, compared to $10,226 (7.5%) of the total combined sales and marketing expenses of $136,494 for the same quarter in the previous year. This represents an increase of 100.1% in sales and marketing expenses for the current quarter ended June 30, 2025. The increase was mainly due to overseas travel expenses and business development expenses incurred during the current quarter.

Research and Development Expenses: For the current quarter ended June 30, 2025, MRNA Scientific incurred $12,557 (100%), compared to $8,198 (100%) for the same quarter in the previous year. This reflects an increase of 53.2% primarily due to a change in the exchange rate used to convert local currency to U.S. dollars (4.31 in the current quarter versus 4.73 in the same quarter last year) rather than a rise in actual R&D activity or spending.

General and Administrative Expenses: For current quarter ended June 30, 2025, the total general and administrative expenses amounted to $516,790, compared to $558,829 for the same quarter in the previous year, a decrease of $42,039 or 7.5%. The details by entity are as follows:

MRNA Scientific incurred $149,164 (28.9%) of the total combined general and administrative of $516,790 for the current quarter ended June 30, 2025, compared to $73,154 (13.1%) of the total combined general and administrative expenses of $558,829 for the same quarter in the previous year representing an increase of 103.9%. The increase was mainly due to repair costs of lab equipment, amortization of the right-of-use asset, increased utility expenses, legal adviser fees, realized foreign exchange loss and an unrealized foreign exchange loss amounting to $89,757.

Chemrex incurred $161,591 (31.3%) of the total combined general and administrative expenses of $516,790, compared to $121,741 (21.8%) of the total combined general and administrative expenses of $558,829 for the same quarter in the previous year, an increase of 32.7%. The increase was primarily due to losses of realized and unrealized foreign exchange during the period and transport charges.

BGLC, the parent company, incurred $206,035 (39.9%) of total general and administrative of $516,790 for the current quarter ended June 30, 2025, compared to $363,934 (65.1%) of the total combined general and administrative expenses of $558,829 for the same quarter in the previous year This represents a decrease of 43.4% mainly due to lower directors’ fees and legal fees incurred during the current quarter.

Fair value loss on investments in equity securities: For the current quarter ended June 30, 2025, Chemrex incurred a loss on investments in equity securities of $51,002 (100% of the total), compared to $56,136 (100% of the total) for the same quarter in the previous year.  This represents a reduction of 9.1%, due to improved market conditions and stabilization in the valuation of the company’s equity investment portfolio.

(Loss)/Profit from Operations. We had a loss from operations of $611,293 for the current quarter ended June 30, 2025 as compared to a profit of $259,168 for the same quarter in the previous year. The loss from operations is due to the reasons discussed above.

Income tax expense. For the current quarter ended June 30, 2025 there is no provision of income tax expense for Chemrex as compared to tax expenses of $55,584 for the same quarter in the previous year.

Foreign currency exchange gain. We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the US Dollar. Therefore, any change in the relevant exchange rate would require us to recognize a transaction gain or loss on revaluation. For the current quarter ended June 30, 2025, we experienced a foreign currency gain of $367,078 as compared with a foreign currency gain of $2,463 for the same quarter in the previous year.

Provision for expected credit losses. For the current three month period ended June 30, 2025, Chemrex incurred $69,759 (100% of the total), compared to $552,663 (100% of the total) for the same period in the previous year. This represents a reduction of 87.4%, mainly due to improvements in the collection process.

Segmented Information
	MRNA Scientific and Chemrex Corporation
	Provision for genomic screening services	Trading of industrial chemicals	Provision for genomic screening services	Trading of industrial chemicals
	Six months ended June 2025		Six months ended June 2024

REVENUE	$6,534	$4,390,794	$8,661	$4,347,754

COST OF REVENUE	(4,131)	(3,681,682)	(4,605)	(3,698,059)

GROSS PROFIT	2,403	709,112	4,056	649,695

OTHER INCOME
Dividend income	-	17,560	-	20,827
Interest income	45,094	8,242	60,937	17,785
Fair value gain on investments in equity securities	-	28,256	-	173,317
Gain on disposal of investments in equity securities	-	-	-	14,298
Reversal of expected credit losses	-	94,912	-	584,415
Others	7,370	99,447	15,121	45,252
TOTAL OTHER INCOME	52,464	248,417	76,058	855,894

OPERATING EXPENSES
Sales and marketing	(56,064)	(1,068,531)	(54,116)	(223,699)
Research and development	(24,696)	-	(19,673)	-
General and administrative	(205,170)	(286,724)	(111,429)	(252,162)
Fair value loss on investments in equity securities	-	(119,499)	-	(100,433)
Provision for expected credit losses	-	(40,124)	-	(120,469)
TOTAL OPERATING EXPENSES	(285,930)	(1,514,878)	(185,218)	(696,763)

(LOSS)/PROFIT FROM OPERATIONS	(231,063)	(557,349)	(105,104)	808,826

FINANCE COSTS	(6,637)	(3,101)	(4,596)	(4,433)

(LOSS)/PROFIT BEFORE TAX	(237,700)	(560,450)	(109,700)	804,393

Tax expense	-	-	-	(75,652)

NET (LOSS)/PROFIT ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(237,700)	$(560,450)	$(109,700)	$728,741

Revenue.

For the current six month period ended June 30, 2025, we had total revenue of $4,397,328, an increase of 0.9% as compared to total revenue of $4,356,415 for the same period in the previous year.

MRNA Scientific contributed $6,534 (0.1%) of the total revenue for the current six month period ended June 30, 2025, as compared to revenue of $8,661 (0.2%) of the total revenue from the same period in the previous year. The decrease in revenue of 24.6% was primarily due to fewer client referrals from diagnostic centers and the continued unavailability of a key RNA machine, which has been under repair since last year. The equipment breakdown has not only affected MRNA operations but also impacted on general BGS sales, limiting testing capacity and service availability.

Chemrex contributed $4,390,794 (99.9%) of the total revenue for the current six month period ended June 30, 2025 as compared to $4,347,754 (99.8%) of the total revenue for the same period in the previous year. The increase in revenue of 0.99%, was mainly driven by improved sales performance, supported by stronger demand from key customers and expanded marketing efforts.

Cost of Revenue. For the current six month period ended June 30, 2025, we incurred $3,685,813 in cost of revenues, as compared to $3,702,664 for the same period in the previous year. The decrease in cost of revenue of 0.5% was due to the reason stated below.

MRNA Scientific had incurred $4,131 (0.1%) of the total cost of revenues during the current six month period ended June 30, 2025.  This represents a decrease of 10.3% as compared to $4,605 (0.1%) for the same period in the previous year due to lower cost incurred in the first quarter.

Chemrex had incurred $3,681,682 (99.9%) of the total cost of revenue during the current six month period ended June 30, 2025.  This represents a marginal reduction of 0.44% as compared to $3,698,059 (99.9%) for the same period in the previous year due to effectiveness in cost of production despite slight increase in revenue.

Gross Profit. For the current six month period ended June 30, 2025, we had total gross profit of $711,515, an increase of 8.8% as compared to gross profit of $653,751 for the same period in the previous year.

MRNA Scientific had a gross profit of $2,403 (0.3%) of the total gross profit of $711,515 for the current six month period ended June 30, 2025, as compared to $4,056 (0.6%) of the total gross profit of $653,751 for the same period in the previous year. The decrease in gross profit by 40.8% was due to lower revenue and higher cost incurred.

Chemrex contributed $709,112 (99.7%) of the total gross profit for the current six month period ended June 30,2025, as compared to $649,695 (99.4%) of the total gross profit for the same period in the previous year. The gross profit increased by 9.15% for the current period due to increase in revenues.

Other Income. For the current six month period ended June 30, 2025, we had $300,881 other income as compared to $931,952 for the same period in the previous year. This represents a decrease of 67.7%.

MRNA Scientific had $52,464 (17.4%) for the current six month period ended June 30, 2025, as compared to $76,058 (8.2%) for the same period in the previous year.  This represents a reduction of 31% mainly due to the drop in USD interest rates, which led to lower interest income from fixed deposits. Furthermore, unlike the previous year, there were no foreign exchange gains recognized from foreign currency accounts held in Malaysia during the current period.

Chemrex contributed $248,417 (82.6%) of other income for the current six month period ended June 30, 2025, as compared to $855,894 (91.8%) for the same period in the previous year.  This represents a decrease of 70.98% primarily due to lower bank interest earnings, a decrease in fair value gains on investments in equity securities, a slight reduction in dividends received from investments, the absence of gains on disposal of equity securities and lower amount of reversal of expected credit losses.

Operating Expenses. For the current six month period ended June 30, 2025, total operating expenses amounted to $2,242,107, representing an increase of 59.5% compared to $1,405,563 for the same period in the previous year. The increase was primarily attributed to the increase in sales and marketing expenses, research and development expenses, general and administrative expenses and fair value loss on investment in equity securities partially offset by a decrease in the provision for expected credit losses, The breakdown is as follows:

Sales and Marketing Expenses increased significantly to $1,149,122 for the current six month period ended June 30, 2025, compared to $290,365 in same period in the previous year.  This represents an increase of 295.8% primarily attributable to higher compensation expense at the Chemrex subsidiary (93%). The details by entity are as follows:

Chemrex incurred $1,068,531 (93%) of total combined sales and marketing expenses of $1,149,122 for the current six month period ended June 30, 2025, compared to $223,699 (77%) of the total combined sales and marketing expenses of $290,365 for the same period in the previous year.  This represents an increase of 377.7%, primarily due to higher officer/directors’ remuneration, which includes associated statutory employment contributions, and to a lesser extent the appointment of a new service contract effective August 1, 2024. The new contract focuses on business development initiatives aimed at driving both local and international expansion.

MRNA Scientific incurred $56,064 (4.9%) of the total combined sales and marketing expenses of $1,149,122 for the current six month period ended June 30, 2025, compared to $54,116 (18.6%) of the total combined sales and marketing expenses of $290,365 for the same period in the previous year. This represents an increase of 3.6% due to the increase in directors’ remuneration as a result of additional scope of work undertaken by such directors.

BGLC, the parent company, incurred $24,527 (2.1%) of the total combined sales and marketing expenses of $1,149,122 for the current six month period ended June 30, 2025, compared to $12,550 (4.3%) of the total combined sales and marketing expenses of $290,365 for the same period in the previous year. This represents an increase of 95.4% mainly due to overseas travel expenses and business development expenses incurred during the current six month period.

Research and Development Expenses: For the current six month period ended June 30, 2025, MRNA Scientific incurred $24,696 (100% of the total), compared to $19,673 (100% of the total) for the same period in the previous year. This reflects an increase of 25.5% primarily attributed to the use of a different exchange rate for converting local currency to USD during the current period, rather than an actual increase in underlying R&D activity or spending.

General and Administrative Expenses: For the current six month period ended June 30, 2025, the total general and administrative expenses amounted to $908,666, compared to $874,623 for the same period in the previous year. This represents an increase of 3.9%. The details by entity are as follows:

MRNA Scientific incurred $205,170 (22.6%) of the total combined general and administrative of $908,666 for the current six month period ended June 30, 2025, compared to $111,429 (12.7%) of the total combined general and administrative expenses of $874,623 for the same period in the previous year representing an increase of 84.1%. The increase was mainly due to repair cost of lab equipment, amortization of the right-of-use asset, increased utility expenses, legal adviser fees, realized foreign exchange loss and an unrealized foreign exchange loss.

Chemrex incurred $286,724 (31.6%) of the total combined general and administrative expenses of $908,666, for the current six month period ended June 30, 2025, compared to $252,162 (28.8%) of the total combined general and administrative expenses of $874,623 for the same period in the previous year  The increase of 13.7%, was mainly attributed to realized and unrealized foreign exchange losses, higher staff salaries, increased transport charges, additional costs related to the disposal of chemical waste, and increased training expenses.

BGLC, the parent company, incurred $416,772 (45.9%) of total general and administrative of $908,666 for the current six month period ended June 30, 2025, compared to $511,032 (58.4%) of the total combined general and administrative expenses of $874,623 the same period in the previous year. This represents a decrease of 19.4% mainly due to the lower amount of directors’ fees and legal fees incurred during the current period.

Fair value loss on investments in equity securities: For the current six month period ended June 30, 2025, Chemrex incurred a loss on investment in equity securities of $119,499 (100% of the total), compared to $100,433 (100% of the total) for the same period in the previous year. The increase of 19.0%, was primarily due to unfavorable market conditions affecting the valuation of certain equity holdings during the period.

Provision for Expected Credit Losses: For the current six month period ended June 30, 2025, Chemrex incurred $40,124 (100% of the total), compared to $120,469 (100% of the total) for the same period in the previous year. This represents a reduction of 66.69%, mainly due to improved credit risk profiles and more effective receivables collection processes.

(Loss)/Profit from Operations. We had a loss from operations of $1,229,711 for the current six month period ended June 30, 2025 as compared to profit of $180,140 for the same period in the previous year. The losses incurred were mainly due to the reasons discussed above.

Income tax expense. For the current six month period ended June 30, 2025, we had no tax provision as compared to the same period in the previous year in which Chemrex has made a tax provision of $75,652.

Foreign currency translation gain/(loss). We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the US Dollar. Therefore, any change in the relevant exchange rate would require us to recognize a transaction gain or loss on revaluation. For the current six-month period ended June 30, 2025, we experienced a foreign currency gain of $439,237 as compared to a foreign currency loss of $207,445 for the same period in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2025, we had working capital of $4,621,505 compared with working capital of $5,479,146 as of December 31,2024. The decrease in working capital was due principally to operational losses, undertaking strategic investments, and expansion of operations in line with the Company’s overall strategic plans.

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

The following is a summary of the Company’s cash flows (used in) / generated from operating, investing, and financing activities for the six months ended June 30, 2025, and 2024

	Six months ended
	June 30,
	2025	2024

Net cash used in operating activities	$(1,561,979)	$(709,428)
Net cash (used in)/generated investing activities	(44,178)	66,960
Net cash (used in)/generated financing activities	(1,890)	202,344
Foreign currency translation adjustment	258,270	(115,379)
Net Change in Cash and Cash Equivalents	$(1,349,777)	$(555,503)

Operating Activities

During the six months ended June 30, 2025, the Company incurred a net loss of $(1,239,499) which, after adjusting for amortization, depreciation, dividend income, allowances for expected credit losses, recovery for expected credit losses, fair value loss on investment in equity securities, an increase in trade and other receivables, a decrease in inventories, advance payment from customer, trade and other payables, and operating lease liabilities, resulted in net cash of $(1,561,979) being used in operating activities during the six months ended June 30, 2025 .

By comparison, during the same period last year, the Company incurred a net profit of $95,347 which, after adjusting for amortization, depreciation, dividend income, allowances for expected credit losses, recovery for expected credit losses, fair value gain on share investment, gain on disposal on share investment, loss arising from settlement of supplier contract dispute, a decrease in inventories and operating lease liabilities, increase in trade and other receivables, advance payment from customer and a substantial reduction in trade and other payables, resulted in net cash of $(709,428) being used in operating activities during the six months ended June 30, 2024.

Investing Activities

During the six months ended June 30, 2025, the Company recorded net cash used in investing activities of $(44,178), primarily due to the purchase of plant and equipment totaling $(30,511) and a change in fixed deposits placed for more than three months of $(31,227), partially offset by dividend income of $17,560.

By comparison, during the same period last year, the Company had net cash of $66,960 generated from investment activities from proceeds from disposal of share investments of $297,678, refund from settlement of supplier contract dispute at $77,201 and dividend income of $20,827, partially offset by acquisition of share investment of $(264,768), a change in fixed deposits placed for more than three months of $(40,200) and purchase of plant and equipment of $(23,778).

Financing Activities

During the six months ended June 30, 2025, the Company had net cash of $(1,890) used in financing activities. This was primarily due to a loan repayment of $(1,385) to a director and payment of $(505) related to the rounding down of 169.30 fractional shares resulting from a 10-to-1 reverse stock split at a price of $2.98 per share.

By comparison, during the same period in the previous year, the Company had net cash of $202,344 generated from financing activities for advances from directors

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report due to the reasons  noted below with respect to our wholly owned subsidiary, Chemrex Corporation Sdn. Bhd.

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

Based on this assessment, management concluded that the Company did not maintain effective control over financial reporting as of the end of the period covered by this report for the reasons noted below with respect to our wholly owned subsidiary, Chemrex.

Our independent Audit Committee oversaw an investigation into certain governance irregularities at the subsidiary level.

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

Subsequent to the quarter ended June 30, 2025, and through the date of this report, the Board of Directors implemented targeted remediation measures in response to internal control observations related to the operations of our Chemrex subsidiary. These measures included:

•	The appointment of additional directors to the board of Chemrex Corporation Sdn. Bhd., one of whom is the Company’s Chief Financial Officer, to strengthen governance oversight at the subsidiary level;

•	A comprehensive review and update of Chemrex’s corporate policies and procedures, conducted in connection with the appointment of the Company’s new Chief Financial Officer, to ensure alignment with parent-level controls and regulatory compliance standards; and

•	The initiation of enhanced reporting protocols, requiring more frequent financial and operational reporting from Chemrex management to both the Company’s CFO and Audit Committee.

These steps are intended to remediate identified control deficiencies by improving oversight, increasing policy adherence, and enhancing transparency in subsidiary operations. Management will continue to monitor the effectiveness of these changes and will implement additional measures as appropriate to ensure that internal controls over financial reporting operate effectively on a consistent basis.

Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The risk factors described in our Form 10-K, together with the following additional risks, should be carefully considered, as they could materially affect our business, financial condition, and results of operations.

Risks Related to the Proposed Fidelion Diagnostics Transaction

On July 30, 2025, we entered into a non-binding term sheet with Fidelion Diagnostics Pte Ltd (“Fidelion”) for a proposed cross-equity investment and exclusive commercialization rights to Fidelion’s VitaGuard™ minimal residual disease (MRD) platform in Southeast Asia. There can be no assurance that we will successfully negotiate and execute definitive agreements with Fidelion, or that the contemplated transaction will close on the expected terms or timeframe, if at all. The proposed transaction is subject to various conditions, including regulatory review, mutual due diligence, and execution of definitive agreements. Even if completed, the integration of Fidelion’s operations, technology, and personnel may present operational, cultural, and regulatory challenges, particularly as Fidelion operates in Singapore under a different regulatory framework. Delays or difficulties in integration, obtaining necessary licenses, or achieving anticipated market adoption for the VitaGuard™ platform could materially and adversely affect our business prospects and the expected benefits of the transaction.

Risks Related to Our Ethereum Treasury Strategy

Our Board of Directors has approved an Ethereum-focused treasury strategy as part of our capital management program. The market price of Ethereum has been, and may continue to be, highly volatile, which could materially impact the fair value of our digital asset holdings and our financial position. Under current U.S. GAAP, certain crypto assets (including Ethereum) are measured at fair value with changes recognized in earnings, which may increase the volatility of our reported results. Price swings in Ethereum could materially impact our net income (loss) in periods when we hold such assets. Evolving custody, transfer and regulatory frameworks in the U.S., Malaysia and Singapore may impose additional compliance burdens or impact liquidity. Cybersecurity risks, including hacking and theft, may also result in the loss of Ethereum holdings, and such losses may not be recoverable.

Risks Related to Our Chemrex CDMO Transition

Chemrex Corporation Sdn. Bhd., our wholly owned subsidiary, has commenced a planned transition from industrial chemical trading to a contract development and manufacturing organization (CDMO) model focused on biotechnology and high-technology manufacturing. This transition involves execution risk and could result in revenue shortfalls during the conversion period. Success will depend on completing facility upgrades, acquiring and installing specialized manufacturing equipment, hiring and retaining qualified technical personnel, and obtaining Good Manufacturing Practice (GMP) certification and other regulatory approvals. Delays or failures in meeting these milestones could reduce or postpone expected revenue growth. Furthermore, demand for our intended CDMO services may not materialize at projected levels, which could adversely affect our return on invested capital.

General Risk Factor

The occurrence of any of the risks discussed above, or any other risks referenced in our Annual Report on Form 10-K, could cause our actual results to differ materially from those expressed or implied in our forward-looking statements and could materially and adversely affect our business, financial condition, results of operations, and stock price.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

Equity Awards to Officers, Directors and Certain Employees

On August 15, 2025, our Board of Directors approved equity compensation arrangements for our Chief Executive Officer, Chief Financial Officer, each of our independent non-executive directors, and two key employees of MRNA Scientific Sdn. Bhd. (collectively, the “Participants”). These awards will be made as standalone compensatory arrangements, and issuance is subject to the fulfilling of all required regulatory approvals.

CEO Option Award. The Board approved non-qualified stock options to purchase four tranches of shares (300,000 each) with exercise prices of $8.00, $12.00, $20.00 and $30.00 per share, 10-year terms. Tranche A vests in three equal annual instalments, the first upon the fulfilling of all required regulatory approvals and then on January 1st of the applicable year thereafter. Tranches B, C, and D are performance-based and vest 100% upon achievement of a 20-trading-day VWAP at or above the applicable floor price within five years after the grant date, subject to continued service. Unvested Tranches B/C/D remain eligible to vest for up to 24 months following a termination other than for cause if the price hurdles are later met (subject to a customary release and transition cooperation). All unvested CEO options accelerate immediately prior to a qualifying change in control.

CFO Option Awards. The Board approved three annual non-qualified stock option grants of 30,000 options each for 2025, 2026, and 2027 with exercise prices of $6.00, $10.00 and $15.00, respectively, with the first instalment vesting on the grant date, and each subsequent instalment on the first anniversary of the applicable grant date, subject to continued service. Unvested awards accelerate upon a qualifying change in control.

Director Option Awards. Each independent director will receive three annual grants of 30,000 options for 2025, 2026, and 2027 with exercise prices of $6.00, $10.00 and $15.00, respectively, 10-year terms, with the first instalment vesting on the grant date, and each subsequent instalment on the first anniversary of the applicable grant date, subject to continued service. Unvested awards accelerate upon a qualifying change in control.

Key Person Option Awards. Each of two key employees of MRNA Scientific will receive three annual grants of 20,000 options for 2025, 2026, and 2027 with exercise prices of $6.00, $10.00 and $15.00, respectively, 10-year terms,  with the first instalment vesting on the grant date, and each subsequent instalment on the first anniversary of the applicable grant date, subject to continued service. Unvested awards accelerate upon a qualifying change in control.

The Board also approved a Form of Non-Qualified Stock Option Agreement for use with the awards that is filed with this report as Exhibit 10.8.

Item 6. Exhibits.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

10.8	Form of Non-Qualified Stock Option Agreement

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

______________

* Filed herewith.

** Previously filed or furnished.

+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioNexus Gene Lab Corp.

/s/ Su-Leng Tan Lee
Su-Leng Tan Lee
Chief Executive Officer (Principal Executive Officer)

/s/ Set Fui Chong
Set Fui Chong
Chief Financial Officer (Principal Financial and Accounting Officer)

August 18, 2025

