Form 10-Q
period 2025-09-30
BioNexus Gene Lab Corp
filed 2025-11-14
CIK 1737523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________

Commission File Number: 001-41750

BioNexus Gene Lab Corp.
(Exact name of registrant as specified in its charter)

Wyoming	35-2604830
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Unit A-28-7, Level 28, Tower A, Menara UOA Bangsar, No.5 Jln Bangsar Utama 1, Kuala Lumpur, Malaysia	59000
(Address of Principal Executive Offices)	(Zip Code)

+1 307 241 6898

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	BGLC	The Nasdaq Stock Market LLC

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

As of November 14, 2025, there were 1,796,507 shares of common stock, no par value per share, issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

(Currency expressed in United States Dollars (“US$”))

		As of
	Note	September 30,	December 31,
		2025	2024
		(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and bank balances		1,153,121	1,583,479
Fixed deposits placed with financial institutions (including $1,537,561 and $1,490,461 of fixed deposits with original maturities more than 3 months as of September 30, 2025 and December 31, 2024 respectively)		1,741,532	2,793,948
Trade receivables, net of allowance for credit losses of $671,777 and $517,877 as of September 30, 2025 and December 31, 2024 respectively (including $25,760 and $47,272 of trade receivables from related parties as of September 30, 2025 and December 31, 2024 respectively)	3	1,522,158	1,376,571
Other receivables, deposits and prepayments		98,903	203,660
Tax recoverable	4	103,640	84,167
Inventories (including goods in transit of $190,588 and $188,797 as of September 30, 2025 and December 31, 2024 respectively)		1,007,448	1,388,624
Total current assets		5,626,802	7,430,449

NON-CURRENT ASSETS
Operating lease right-of-use assets	5	186,082	215,243
Property, plant and equipment, net	6	1,570,584	1,522,990
Investments in equity securities	7	237,760	1,265,166
Total non-current assets		1,994,426	3,003,399
TOTAL ASSETS		$7,621,228	$10,433,848

See accompanying notes to the consolidated financial statements.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (CONT’D)

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

(Currency expressed in United States Dollars (“US$”))

		As of
	Note	September 30,	December 31,
		2025	2024
		(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	8	184,600	1,503,326
Other payables and accrued liabilities		375,380	284,108
Current portion of operating lease liabilities	5	56,803	50,816
Advance payment from customer		11,264	95,879
Amount owing to directors		49,976	17,174
Total current liabilities		678,023	1,951,303

NON-CURRENT LIABILITIES
Non-current portion of operating lease liabilities	5	126,943	159,741
Deferred tax liabilities	4	-	-
Total non-current liabilities		126,943	159,741
TOTAL LIABILITIES		$804,966	$2,111,044

STOCKHOLDERS’ EQUITY
As at September 30, 2025, common stock, no par value; 300,000,000 shares authorized and 1,796,597 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding. As at December 31, 2024, common stock, no par value; 300,000,000 shares authorized and 1,796,766 shares outstanding, and preferred stock, no par value; 30,000,000 share authorized and no shares outstanding (on a post-reverse stock split basis)*.	12	$17,331,810	$17,332,315
Additional paid in capital		(5,011,891)	(5,011,891)
Accumulated deficit		(5,391,110)	(3,442,620)
Accumulated other comprehensive losses		(112,547)	(555,000)
TOTAL STOCKHOLDERS’ EQUITY		6,816,262	8,322,804

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$7,621,228	$10,433,848

* Issued and outstanding shares of common stock have been adjusted as below:

for the periods prior to April 7, 2025, to reflect the 1-for-10 reverse stock split effected on that date on a retroactive basis as described in Note 12.

See accompanying notes to the consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

 (Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

REVENUE (including $25,649 and $23,456 of revenue from related parties for the three months period ended September 30, 2025 and 2024 respectively, including $57,632 and $65,380 of revenue from related parties for the nine months period ended September 30, 2025 and 2024 respectively)	$2,543,823	$2,630,376	$6,941,151	$6,986,791

COST OF REVENUE (including $7,233 and $192,171 of cost of revenue from related parties for the three months period ended September 30, 2025 and 2024, respectively, including $9,404 and $293,770 of cost of revenue from related parties for the nine months period ended ended September 30, 2025 and 2024, respectively)	(2,166,138)	(2,303,840)	(5,851,951)	(6,006,504)

GROSS PROFIT	377,685	326,536	1,089,200	980,287

OTHER INCOME
Dividend income	4,192	38,826	21,752	59,653
Interest income	20,778	35,022	74,114	113,744
Fair value gain on investments in equity securities	-	69,766	28,256	243,083
Gain on disposal of investments in equity securities	42,376	20,800	42,376	35,098
Reversal of expected credit losses	-	257,986	94,912	842,401
Others	40,414	43,127	147,231	103,500
TOTAL OTHER INCOME	107,760	465,527	408,641	1,397,479

OPERATING EXPENSES
Sales and marketing	(551,569)	(1,245,456)	(1,700,691)	(1,535,821)
Research and development	(14,876)	(10,442)	(39,572)	(30,115)
General and administrative (including $1,065 and $1,006 of rental expenses to related party for the three months period ended September 30, 2025 and 2024, respectively, including $3,156 and $1,006 of rental expenses to related party for the nine months period ended September 30, 2025 and 2024, respectively)	(445,691)	(792,413)	(1,354,357)	(1,667,036)
Fair value loss on investments in equity securities	-	(79,000)	(119,499)	(179,433)
Provision for expected credit losses	(175,818)	(2,374)	(215,942)	(122,843)
TOTAL OPERATING EXPENSES	(1,187,954)	(2,129,685)	(3,430,061)	(3,535,248)

LOSS FROM OPERATIONS	(702,509)	(1,337,622)	(1,932,220)	(1,157,482)

FINANCE COSTS	(6,482)	(6,193)	(16,270)	(15,334)

LOSS BEFORE TAX	(708,991)	(1,343,815)	(1,948,490)	(1,172,816)

Tax expense	-	(1,555)	-	(77,207)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(708,991)	$(1,345,370)	$(1,948,490)	$(1,250,023)

Other comprehensive income
Foreign currency translation gain	3,216	1,046,789	442,453	839,344

COMPREHENSIVE LOSS	$(705,775)	$(298,581)	$(1,506,037)	$(410,679)

Earnings per share - Basic and diluted	(0.395)	(0.749)	(1.085)	(0.704)
Weighted average number of common stocks outstanding, Basic and Diluted #	1,796,597	1,796,766	1,796,597	1,776,766

# Weighted average shares outstanding and per share amount have been adjusted for the periods shown to reflect the 1-for-10 reverse stock split effected on April 7, 2025 on a retroactive basis as described in Note 12.

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AS OF SEPTEMBER 30, 2025 AND 2024

(Amount expressed in United States Dollars (“US$))

(Unaudited)

	Common stock		Additional		Accumulated other comprehensive	Total
	Number of shares	Amount	paid in capital	Accumulated deficit	(losses)/ gain	stockholders’ equity
Balance as of December 31, 2023 *	1,766,766	$17,191,315	$(5,011,891)	$(1,844,278)	$(677,294)	$9,657,852
Net loss for the period	-	-	-	(103,757)	-	(103,757)
Foreign currency translation loss	-	-	-	-	(209,908)	(209,908)
Balance as of March 31, 2024 *	1,766,766	$17,191,315	$(5,011,891)	$(1,948,035)	$(887,202)	$9,344,187
Net profit for the period	-	-	-	199,104	-	199,104
Foreign currency translation gain	-	-	-	-	2,463	2,463
Balance as of June 30, 2024 *	1,766,766	$17,191,315	$(5,011,891)	$(1,748,931)	$(884,739)	$9,545,754
Net loss for the period	-	-	-	(1,345,370)	-	(1,345,370)
Issuance of shares	30,000	141,000				141,000
Foreign currency translation gain	-	-	-	-	1,046,789	1,046,789
Balance as of September 30, 2024 *	1,796,766	$17,332,315	$(5,011,891)	$(3,094,301)	$162,050	$9,388,173

* Share activity (number of shares or both number and amount of shares) has been adjusted for the periods shown to reflect the 1-for-10 reverse stock split effected on April 7, 2025, on a retroactive basis

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AS OF SEPTEMBER 30, 2025 AND 2024 (Amount expressed in United States Dollars (“US$)) (Unaudited)

	Common stock		Additional		Accumulated other	Total
	Number of shares	Amount	paid in capital	Accumulated deficit	comprehensive losses	stockholders’ equity
Balance as of December 31, 2024 *	1,796,766	$17,332,315	$(5,011,891)	$(3,442,620)	$(555,000)	$8,322,804
Net loss for the period	-	-	-	(623,327)	-	(623,327)
Foreign currency translation gain	-	-	-	-	72,159	72,159
Balance as of March 31, 2025 *	1,796,766	$17,332,315	$(5,011,891)	$(4,065,947)	$(482,841)	$7,771,636
Net loss for the period	-	-	-	(616,172)	-	(616,172)
Round down shares #	(169)	(505)				(505)
Foreign currency translation gain	-	-	-	-	367,078	367,078
Balance as of June 30, 2025 *	1,796,597	$17,331,810	$(5,011,891)	$(4,682,119)	$(115,763)	$7,522,037
Net loss for the period	-	-	-	(708,991)	-	(708,991)
Foreign currency translation gain	-	-	-	-	3,216	3,216
Balance as of September 30, 2025 *	1,796,597	$17,331,810	$(5,011,891)	$(5,391,110)	$(112,547)	$6,816,262

* Share activity (number of shares or both number and amount of shares) has been adjusted for the periods shown to reflect the 1-for-10 reverse stock split effected on April 7, 2025, on a retroactive basis

# Rounding down of 169.30 fractional shares resulting from a 1-to-10 reverse stock split at a price of $2.98 per share

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,948,490)	$(1,250,023)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use asset	41,666	35,507
Allowances for expected credit losses	215,942	122,843
Recoveries for expected credit losses	(94,912)	(842,401)
Depreciation of property, plant and equipment	83,443	74,611
Dividend income	(21,752)	(59,653)
Fair value loss/(gain) on investments in equity securities, net	91,243	(63,650)
Loss arising from settlement of supplier contract dispute	-	29,140
Gain on disposal of investments in equity securities	(27,547)	(35,098)
Loss on lease termination	-	(578)
Operating loss before working capital changes	(1,660,407)	(1,989,302)

Changes in operating assets and liabilities:
Inventories	381,176	(251,306)
Trade and other receivables	(161,860)	150,638
Trade and other payables	(1,227,454)	(257,832)
Advance payment from customer	(84,615)	22,834
Operating lease liabilities	(26,811)	(24,342)
Tax (liabilities)/recoverable	(19,473)	36,847
Net cash used in operating activities	(2,799,444)	(2,312,463)

Cash flows from investing activities:
Acquisition of investments in equity securities	(9,064)	(486,170)
Dividend income	21,752	59,653
Change in fixed deposits placed with original maturities more than three months	(47,099)	(60,244)
Purchase of plant and equipment	(35,994)	(222,967)
Proceeds from disposal of investments in equity securities	1,020,873	494,741
Proceeds from settlement of supplier contract dispute	-	78,787
Net cash generated from/(used in) investing activities	950,468	(136,200)

Cash flows from financing activities:
Advances from Directors	32,802	5,362
Share-base compensation	-	141,000
Cash paid for fractional shares in reverse stock split	(505)	-
Net cash generated from financing activities	32,297	146,362

Foreign currency translation adjustment	286,805	449,940
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,529,874)	(1,852,361)
CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL PERIOD	2,886,966	4,517,710

CASH AND CASH EQUIVALENTS, END OF FINANCIAL PERIOD	$1,357,092	$2,665,349

CASH AND CASH EQUIVALENTS INFORMATION:
Fixed deposits placed with financial institutions with original maturities of three months or less	$203,971	$603,633
Cash and bank balances	1,153,121	2,061,716
Cash and cash equivalents, end of financial period	1,357,092	2,665,349

Supplementary cash flow information:
Interest paid	$(6,550)	$(6,974)
Income tax paid	(14,669)	(39,842)

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

The corporate structure as at September 30, 2025 is depicted below:

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

The accompanying condensed consolidated financial statements as of and for the nine months ended September 30, 2025 and 2024 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The Condensed Consolidated Balance Sheet information as of December 31, 2024 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2025. These financial statements should be read in conjunction with that report.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. As of September 30, 2025, the Company recorded a net loss of $1,948,490 and negative cash flows from operating activities of $2,799,444 and had an accumulated deficit of $5,391,110. Management has evaluated the Company’s liquidity for the twelve‑month period following issuance of these financial statements in light of these conditions and currently available sources of liquidity, including cash and cash equivalents, fixed deposits, liquid investments, and trade receivables (collectively, “total liquidity” as described in MD&A), together with cost‑reduction actions and Board‑approved strategic initiatives described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 15. Management has evaluated the Company’s liquidity position, recent capital actions, and planned operating initiatives. Based on these plans—which we believe are probable of being implemented and, if implemented, are probable of mitigating the relevant conditions within one year after the date the financial statements are issued—management has concluded that the conditions that previously raised substantial doubt about the Company’s ability to continue as a going concern are alleviated. Accordingly, these condensed consolidated financial statements have been prepared on a going‑concern basis.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

Translation of amounts from MYR into US$1.00 has been made at the following exchange rates for the respective period and year:

	September 30,	December 31,
	2025	2024
Period ended September 30, 2025 /Year-ended December 31, 2024 US$1: MYR exchange rate	4.2080	4.4755

	January 1,	January 1,
	2025	2024
	to September 30,	to September 30,
	2025	2024
9 months average US$1: MYR exchange rate	4.3249	4.6327

•	Related parties

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

The carrying value of the Company’s financial instruments: cash and bank balances, fixed deposits placed with financial institutions, trade receivable, other receivables, deposits, trade payables, other payables and accrued liabilities, advance payment from customers and amount owing to directors approximate at their fair values because of the short-term nature of these financial instruments

As of September 30, 2025 and December 31, 2024, respectively, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Accounting Standards Update 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets:

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in the ASU provide (1) all entities with a practical expedient and (2) entities other than public business entities (PBEs) with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The ASU is effective for fiscal years and interim periods beginning after December 15, 2025. Companies should apply this guidance on a prospective basis, and early adoption is permitted.

The Company is reviewing the accounting standards update to determine the impact it may have on its consolidated financial statements and related disclosures. The Company does not expect that any other recently issued accounting pronouncements will have a significant effect on its consolidated financial statements.

NOTE 3 - TRADE RECEIVABLES

The Company’s trade receivables represent amounts due from customers that are unrelated parties and related parties of $25,760 and $47,272 respectively for September 30, 2025, and December 31, 2024. Trade receivables are initially recognized at the invoiced amount and subsequently measured at amortized cost, net of an allowance for expected credit losses. An estimate for doubtful debts is made when collection of the full amount is no longer probable. Trade receivables are written off when they are determined to be uncollectible, and all reasonable collection efforts have been exhausted.

As of September 30, 2025, the Company performed an analysis of all outstanding trade receivables in accordance with the expected credit loss model under ASC 326. The Company considered historical collection trends, aging of balances, customer credit profiles, and current and forecasted economic conditions in estimating the allowance.

The Company’s standard credit terms range from 30 to 90 days. Certain receivables are interest-bearing. Specifically, one customer was charged with interest at 6% per annum from May 2021 to June 2023. From July 2023 onwards, the Company increased its interest rate to 8.4%.

	As of
	September 30,	December 31,
	2025	2024

Trade receivables	2,193,935	1,894,448
Allowances for expected credit losses	(671,777)	(517,877)
Total trade receivables, net	$1,522,158	$1,376,571

Movement for trade receivables allowance for impairment accounts:

	As of
	September 30,	December 31,
	2025	2024

At January 1, 2025 and January 1, 2024	517,877	1,307,508
Charge for the period/year
Allowances for expected credit losses	215,942	883,533
Recovered for expected credit losses	(94,912)	(1,689,412)
Foreign translation differences	32,870	16,248
	$671,777	$517,877

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

Malaysia

MRNA Scientific Malaysia and Chemrex are both subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate at 24% on its assessable income.

	As of
	September 30,	December 31,
	2025	2024
Tax Recoverable
Local	$-	$-
Foreign, representing Malaysia	(103,640)	(84,167)
Tax Recoverable	(103,640)	(84,167)

Income tax liabilities:
Local	$-	$-
Foreign, representing Malaysia	-	-
Income tax payables	-	-

Deferred tax liabilities:
Local	$-	$-
Foreign, representing Malaysia	-	-
Deferred tax liabilities	-	-
Total	(103,640)	(84,167)

Although the Company is domiciled in the United States, a substantial portion of its pre-tax income/(loss) is generated by its foreign subsidiaries. Accordingly, the consolidated effective tax rate is significantly influenced by foreign tax jurisdictions and certain non-deductible expenses.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

As of September 30, 2025 and December 31, 2024, operating lease right-of-use assets as follows:

	As of
	September 30,	December 31,
	2025	2024
Balance as of beginning of the period/year	$215,243	$141,544
Add: Addition of right of use assets (1)	-	145,736
Less: amortization (2)	(41,666)	(48,983)
Less: lease termination (3)	-	(25,093)
Foreign translation differences	12,505	2,039
Balance as of end of the period/year	$186,082	$215,243

As of September 30, 2025 and December 31, 2024, operating lease liabilities as follows:

	As of
	September 30,	December 31,
	2025	2024
Balance as of beginning of the period/year	$210,557	$133,395
Add: addition of lease liabilities (1)	-	145,736
Less: gross repayment	(48,977)	(56,598)
Add: imputed interest (4)	9,720	11,795
Less: lease termination (3)	-	(25,679)
Foreign translation differences	12,446	1,908
Balance as of end of the year	183,746	210,557
Less: lease liability current portion	(56,803)	(50,816)
Lease liability non-current portion	$126,943	$159,741

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

As of September 30, 2025 and December 31, 2024, the maturities of the operating lease obligation are as follows:

	As of
	September 30,	December 31,
	2025	2024
Years ending September 30 and December 31:
2025	-	62,939
2026	66,940	62,311
2027	60,261	55,403
2028	54,570	45,166
2029	21,863	12,848
Total undiscounted cash flows	203,634	238,667
Less: Interest imputed on lease liabilities	(19,888)	(28,110)
Present value of lease liabilities	$183,746	$210,557

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

(2) The amortization of the operating lease right of use asset for the nine month period ended September 30, 2025 and 2024 were $41,666 and $35,507, respectively.

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

	As of
	September 30,	December 31,
	2025	2024
Supplemental Cash Flow Disclosures:
Cash paid for amounts included in the measurement of lease liabilities:
Lease payment – operating leases	$(48,977)	$(56,598)
Operating lease liabilities obtained in exchange for operating lease assets	-	145,736

Other information:
Weighted average remaining lease term for operating lease (years)	3.67	4.42
Weighted average discount rate for operating lease	6.65%	6.65%

(4) Lease expenses for the nine month period ended September 30, 2025 and 2024 were $51,386 and $43,867 respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of
	September 30,	December 31,
	2025	2024

Air conditioner	$1,124	$1,124
Computer and software	5,880	5,880
Equipment	65,360	65,214
Furniture and fittings	98,883	98,883
Lab equipment	320,102	320,102
Land and buildings	1,506,969	1,506,969
Motor vehicle	161,148	161,148
Office equipment	41,108	37,604
Renovation	111,519	101,137
Signboard	806	806
Solar PV System	16,935	16,935
Machinery	211,898	190,341
	2,541,732	2,506,143
(Less): Accumulated depreciation	(840,419)	(756,976)
(Less): Accumulated impairment	(40,173)	(40,173)
Add: Foreign translation differences	(90,556)	(186,004)
Property, plant and equipment, net	$1,570,584	$1,522,990

During the nine month period ended September 30, 2025 and 2024, the Company recorded depreciation of $83,443 and $74,611, respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 7 – INVESTMENTS IN EQUITY SECURITIES

	As of
	September 30,	December 31,
	2025	2024
As of beginning of the period/year	$1,265,166	$1,699,831
Addition during the period/year	9,064	492,732
Disposal during the period/year	(993,955)	(1,030,368)
Fair value (loss)/gain	(91,243)	69,476
Foreign exchange translation	48,728	33,495
As of end of the period/year	$237,760	$1,265,166

For the nine month period ended September 30, 2025 and 2024, respectively, the net fair value (loss)/gains on the investments in equity securities were $(91,243) and $63,650 recorded in administrative expenses and other income of the Consolidated Statements of Operations and Comprehensive Income/(Loss).

The investments in equity securities consist of the following shares:
	As of
	September 30,	December 31,
	2025	2024
Investment in equity securities with readily determined fair value (1):
Malaysia	-	863,810
Singapore	-	177,808
	$-	$1,041,618

Investment in equity securities without readily determined fair value:
Malaysia	237,760	223,548
	$237,760	$1,265,166

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 9 – REVENUE

The following table shows disaggregated net revenue from contracts with customers by product or service line and geographic area for the quarter and nine month period ended September 30, 2025 and 2024:

	Nine months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Revenue by product or service line:
Trading of industrial chemicals	6,929,849	6,975,567	2,539,055	2,627,813
Screening services and related sales	11,302	11,224	4,768	2,563
Net revenue	$6,941,151	$6,986,791	$2,543,823	$2,630,376

Revenue by geographic area
Bangladesh	107,036	297,824	78,184	61,881
Malaysia	5,354,391	5,181,560	1,776,300	1,748,862
Maldives	677,333	562,524	356,684	235,694
Nigeria	-	26,123	-	-
Singapore	240,093	540,500	108,247	439,541
Sri Lanka	448,523	314,957	193,053	128,473
Myanmar	-	19,465	-	-
Indonesia	113,775	43,838	31,355	15,925
Net revenue	$6,941,151	$6,986,791	$2,543,823	$2,630,376

Timing of recognition:
At a point in time	$6,941,151	$6,986,791	$2,543,823	$2,630,376

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 10 – RELATED PARTY TRANSACTIONS

The following table provides details of the total revenue earned and expenses incurred from all related party transactions:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Entities in which certain directors of a subsidiary have substantial financial interests
Sales of goods	$25,649	$23,456	$57,632	$65,380
Purchases	(7,233)	(192,171)	(9,404)	(293,770)
Rental of factory	(1,065)	(1,006)	(3,156)	(1,006)

The balances related to the above transactions with related parties are as disclosed in the Consolidated Balance Sheets which are interest-free, unsecured and subject to normal credit terms.

NOTE 11 - CONCENTRATION OF RISKS

a) Major customers

For three months ended September 30, 2025, and 2024, respectively, the customers who accounted for 10% or more of the Company's revenues and its accounts received balance at period-end are presented as follows:

	2025	2024	2025	2024	2025	2024
	Revenues		Percentage of revenues		Accounts receivable trade
Customer A	$287,262	$-	11.29%	-	$240,594	$-
Customer B	$-	$388,520	-	14.77%	-	$61,438
	$287,262	$388,520	11.29%	14.77%	$240,594	$61,438

b) Major suppliers

For three months ended September 30, 2025, and 2024, respectively, the suppliers who accounted for 10% or more of the Company’s cost of sales and their balances at period ended are presented as follows:

	2025	2024	2025	2024	2025	2024
	Purchase		Percentage of purchases		Accounts payable trade
Vendor A	$407,648	$386,895	18.82%	16.79%	$-	$317,624
Vendor B	$380,771	$586,206	17.58%	25.44%	$94,145	$177,783
Vendor C	$230,019	$-	10.62%	-	$-	$-
Vendor D	$-	$347,281	-	15.07%	$-	$313,016
	$1,018,438	$1,320,382	47.02%	57.30%	$94,145	$808,423

a) Major customers

For nine months ended September 30, 2025, and 2024, the Company did not have any material recognizable major customers accounted for 10% or more of the Company’s revenue

b) Major suppliers

For nine months ended September 30, 2025, and 2024, respectively, the suppliers who accounted for 10% or more of the Company’s cost of sales and their balances at period ended are presented as follows:

	2025	2024	2025	2024	2025	2024
	Purchase		Percentage of purchases		Accounts payable trade
Vendor A	$1,494,227	$1,058,928	25.53%	17.63%	$-	$317,624
Vendor B	$939,970	$1,069,272	16.06%	17.80%	$94,145	$177,738
Vendor C	$-	$968,574	-	16.13%	$-	$313,016
	$2,434,197	$3,096,774	41.59%	51.56%	$94,145	$808,423

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 12 – STOCKHOLDERS’ EQUITY

As at September 30, 2025 and December 31, 2024, the Company issued and outstanding, common stock is 1,796,597 and 1,796,766 shares respectively.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

2025 Shelf Filing

On November 7, 2025, the Company filed a registration statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”) to register up to $100 million of securities that may be offered from time to time.  The Company concurrently entered into an Equity Distribution Agreement (the “Agreement”) with Maxim Group LLC (the “Agent”), pursuant to which the Company may offer and sell, from time to time, shares of its common stock, no par value (the “Common Stock”), having an aggregate offering price of up to $20,000,000 through the Agent, acting as the Company’s exclusive sales agent (the “ATM Program”).

Sales, if any, will be made in transactions deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, which may be made directly on The Nasdaq Capital Market or otherwise at prevailing market prices, at prices related to prevailing market prices, or at negotiated prices, as permitted by the Agreement. The Company is not obligated to sell any shares under the Agreement, and the Agent is not required to purchase any shares. No sales will be made pursuant to the Agreement unless and until the Company’s shelf Registration Statement on Form S-3 is declared effective by the U.S. Securities and Exchange Commission and the Company has filed the applicable prospectus supplement.

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

Going forward, the Company expects the MRNA Scientific segment to benefit from the integration of Fidelion Diagnostics’ technology, expanding our testing portfolio and geographic reach. Chemrex’s Industrial Chemicals segment is expected to decrease in relative contribution over time as contract development and manufacturing organization (“CDMO”) operations scale. The Investment Holding segment will also encompass the Company’s Ethereum treasury activities, which management views as a distinct strategic asset intended to enhance capital efficiency and diversification.

Pursuant to ASU 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures”, the financial information concerning the Company’s reportable segments is shown as below:

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Segmented Information

	Provision for genomic screening services	Trading of industrial chemicals	Investment holding	Total
	Three months for period ended September 30, 2024

REVENUE	$2,563	$2,627,813	$-	$2,630,376

COST OF REVENUE	(2,118)	(2,301,722)	-	(2,303,840)

GROSS PROFIT	445	326,091	-	326,536

OTHER INCOME
Dividend income	-	38,826	-	38,826
Interest income	19,224	15,798	-	35,022
Fair value gain on investments in equity securities	-	69,766	-	69,766
Gain on disposal of investments in equity securities	-	20,800	-	20,800
Reversal of expected credit losses	-	257,986	-	257,986
Others	3,548	39,579	-	43,127
TOTAL OTHER INCOME	22,772	442,755	-	465,527

OPERATING EXPENSES
Sales and marketing	(24,625)	(1,195,502)	(25,329)	(1,245,456)
Research and development	(10,442)	-	-	(10,442)
General and administrative	(255,477)	(175,667)	(361,269)	(792,413)
Fair value loss on investments in equity securities	-	(79,000)	-	(79,000)
Provision for expected credit losses	-	(2,374)	-	(2,374)
OPERATING EXPENSES	(290,544)	(1,452,543)	(386,598)	(2,129,685)

LOSS FROM OPERATIONS	(267,327)	(683,697)	(386,598)	(1,337,622)

FINANCE COSTS	(3,764)	(2,415)	(14)	(6,193)

LOSS BEFORE TAX	(271,091)	(686,112)	(386,612)	(1,343,815)

Tax expense	-	(1,555)	-	(1,555)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(271,091)	$(687,667)	$(386,612)	$(1,345,370)

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Provision for genomic screening services	Trading of industrial chemicals	Investment holding	Total
	Three months for period ended September 30, 2025

REVENUE	$4,768	$2,539,055	$-	$2,543,823

COST OF REVENUE	(864)	(2,165,274)	-	(2,166,138)

GROSS PROFIT	3,904	373,781	-	377,685

OTHER INCOME
Dividend income	-	4,192	-	4,192
Interest income	18,552	2,226	-	20,778
Gain on disposal of investments in equity securities	-	42,376	-	42,376
Others	3,549	36,865	-	40,414
TOTAL OTHER INCOME	22,101	85,659	-	107,760

OPERATING EXPENSES
Sales and marketing	(30,211)	(508,683)	(12,675)	(551,569)
Research and development	(14,876)	-	-	(14,876)
General and administrative	(55,835)	(205,740)	(184,116)	(445,691)
Provision for expected credit losses	-	(175,818)	-	(175,818)
TOTAL OPERATING EXPENSES	(100,922)	(890,241)	(196,791)	(1,187,954)

LOSS FROM OPERATIONS	(74,917)	(430,801)	(196,791)	(702,509)

FINANCE COSTS	(3,115)	(3,165)	(202)	(6,482)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(78,032)	$(433,966)	$(196,993)	$(708,991)

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Provision for genomic screening services	Trading of industrial chemicals	Investment holding	Total
	Nine months period ended September 30, 2024

REVENUE	$11,224	$6,975,567	$-	$6,986,791

COST OF REVENUE	(6,723)	(5,999,781)	-	(6,006,504)

GROSS PROFIT	4,501	975,786	-	980,287

OTHER INCOME
Dividend income	-	59,653	-	59,653
Interest income	80,161	33,583	-	113,744
Fair value gain on investments in equity securities	-	243,083	-	243,083
Gain on disposal of investments in equity securities	-	35,098	-	35,098
Reversal of expected credit losses	-	842,401	-	842,401
Others	18,669	84,831	-	103,500
TOTAL OTHER INCOME	98,830	1,298,649	-	1,397,479

OPERATING EXPENSES
Sales and marketing	(78,741)	(1,419,201)	(37,879)	(1,535,821)
Research and development	(30,115)	-	-	(30,115)
General and administrative	(366,906)	(427,829)	(872,301)	(1,667,036)
Fair value loss on investments in equity securities	-	(179,433)	-	(179,433)
Provision for expected credit losses	-	(122,843)	-	(122,843)
OPERATING EXPENSES	(475,762)	(2,149,306)	(910,180)	(3,535,248)

(LOSS)/PROFIT FROM OPERATIONS	(372,431)	125,129	(910,180)	(1,157,482)

FINANCE COSTS	(8,360)	(6,848)	(126)	(15,334)

(LOSS)/PROFIT BEFORE TAX	(380,791)	118,281	(910,306)	(1,172,816)

Tax expense	-	(77,207)	-	(77,207)

NET (LOSS)/PROFIT ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(380,791)	$41,074	$(910,306)	$(1,250,023)

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Provision for genomic screening services	Trading of industrial chemicals	Investment holding	Total
	Nine months period ended September 30, 2025

REVENUE	$11,302	$6,929,849	$-	$6,941,151

COST OF REVENUE	(4,995)	(5,846,956)	-	(5,851,951)

GROSS PROFIT	6,307	1,082,893	-	1,089,200

OTHER INCOME
Dividend income	-	21,752	-	21,752
Interest income	63,646	10,468	-	74,114
Fair value gain on investments in equity securities	-	28,256	-	28,256
Gain on disposal of investments in equity securities	-	42,376	-	42,376
Reversal of expected credit losses	-	94,912	-	94,912
Others	10,919	136,312	-	147,231
TOTAL OTHER INCOME	74,565	334,076	-	408,641

OPERATING EXPENSES
Sales and marketing	(86,275)	(1,577,214)	(37,202)	(1,700,691)
Research and development	(39,572)	-	-	(39,572)
General and administrative	(261,005)	(492,464)	(600,888)	(1,354,357)
Fair value loss on investments in equity securities	-	(119,499)	-	(119,499)
Provision for expected credit losses	-	(215,942)	-	(215,942)
TOTAL OPERATING EXPENSES	(386,852)	(2,405,119)	(638,090)	(3,430,061)

LOSS FROM OPERATIONS	(305,980)	(988,150)	(638,090)	(1,932,220)

FINANCE COSTS	(9,752)	(6,266)	(252)	(16,270)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(315,732)	$(994,416)	$(638,342)	$(1,948,490)

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Provision for genomic screening services	Trading of industrial chemicals	Investment holding	Total
	As of September 30, 2025

Segment assets	$2,374,976	$4,766,502	$479,750	$7,621,228

Included in the measure of segment assets are:
Addition to non-current assets other than financial instruments and deferred tax assets	-	35,994	-	35,994

	Provision for genomic screening services	Trading of industrial chemicals	Investment holding	Total
	As of December 31, 2024

Segment assets	$2,652,754	$6,788,302	$992,792	$10,433,848

Included in the measure of segment assets are:
Addition to non-current assets other than financial instruments and deferred tax assets	150,881	221,844	-	372,725

The Company had no inter-segment sales for the periods presented.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 14 - SIGNIFICANT EVENTS

As stated in Note 12 – Stockholders’ Equity above, on February 11, 2025, the Company filed with the Wyoming Secretary of State Articles of Amendment to its Articles of Incorporation (“Amendment”). The Amendment authorized the creation of one (1) share of the Series Z Convertible Preferred Stock. On February 10, 2025, the Company’s Board of Directors approved the creation of the Series Z Preferred Stock and the filing of the Amendment with the Wyoming Secretary of State. On that same date, the Board of Directors approved the issuance of the Series Z Preferred Stock to Muhammad Azrul bin Abdul Hamid, a member of the Board of Directors and the Audit Committee.

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

On July 31, 2025, our Board of Directors approved the strategic repositioning of Chemrex Corporation Sdn. Bhd. into a biotechnology-focused contract development and manufacturing organization (“CDMO”) and the staged wind-down of its specialty chemical operations. The Board authorized the reallocation of up to MYR 10 million toward financing the CDMO’s operational development, including facility upgrades, cleanroom infrastructure, and personnel recruitment.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2025 up through November 14, 2025 of these consolidated financial statements.

During the period, except as stated below, the Company did not have any material recognizable subsequent events.

On October 20, 2025, BioNexus Gene Lab Corp (Nasdaq: BGLC, “BGLC”, or the “Company”), announced that it had entered into a non-binding Strategic Partnership Term Sheet with BirchBioMed Inc. (“Birch”), a Canadian biopharmaceutical company developing regenerative treatments for organ fibrosis, topical scarring and autoimmune diseases.

Under the non-binding term sheet, BGLC would lead Birch’s USD $10 million upcoming financing round through a strategic equity investment and collaboration to accelerate commercialization of Birch’s FS2 (kynurenic acid) topical platform in Southeast Asia. The partnership is designed to combine BGLC’s regional market access and infrastructure with Birch’s novel science in dermal regeneration and fibrosis control.

Key Proposed Terms

Strategic Investment & Equity Exchange: BGLC would issue common shares representing 4.99 percent of its outstanding common shares to Birch as its lead investment in Birch’s current financing round. In consideration, Birch would issue 1.5 million common shares of Birch to BGLC.

Strategic Support: BGLC would provide Birch with market intelligence, regulatory and clinical-trial strategy guidance, and assistance in securing licensees and commercialization partners for the FS2 topical cream in Malaysia and Singapore.

Next Steps: Both parties intend to negotiate a definitive agreement containing customary representations, warranties, and closing conditions.

The Term Sheet is non-binding, except for its exclusivity and confidentiality provisions, which are binding for 60 days from execution. There can be no assurance that a definitive agreement will be executed or that the proposed transactions will be completed on the terms contemplated or at all.

On November 7, 2025, the Company filed a registration statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”) to register up to $100 million of securities that may be offered from time to time. The Company concurrently entered into an Equity Distribution Agreement (the “Agreement”) with Maxim Group LLC (the “Agent”), pursuant to which the Company may offer and sell, from time to time, shares of its common stock, no par value (the “Common Stock”), having an aggregate offering price of up to $20,000,000 through the Agent, acting as the Company’s exclusive sales agent (the “ATM Program”).

Sales, if any, will be made in transactions deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, which may be made directly on The Nasdaq Capital Market or otherwise at prevailing market prices, at prices related to prevailing market prices, or at negotiated prices, as permitted by the Agreement. The Company is not obligated to sell any shares under the Agreement, and the Agent is not required to purchase any shares. No sales will be made pursuant to the Agreement unless and until the Company’s shelf Registration Statement on Form S-3 is declared effective by the U.S. Securities and Exchange Commission and the Company has filed the applicable prospectus supplement.

On November 12, 2025, the Company filed a Form 8-K disclosing a Share Subscription and Shareholders’ Agreement (the “SSSA”) by and among Fidelion, the Company, Tongshu Biotechnology (Hong Kong) Co., Limited (“Tongshu”), Mr. Su-Leng Tan Lee, Molecule Bio LLC and Rainy Morning Technology (Hong Kong) Limited entered into that same date.

Pursuant to the SSSA, subject to certain conditions therein, the Company agreed to subscribe for newly issued ordinary shares of Fidelion such that the Company will hold at least 15.0% of Fidelion’s enlarged share capital at completion, in exchange for the Company issuing to Fidelion restricted shares representing 19.9% of the Company’s outstanding common stock (pre-issuance). Completion of the SSSA is subject to specified conditions precedent, including execution of a Southeast Asia intellectual property license between the Company and Fidelion and customary corporate and third-party consents. The SSSA acknowledges, on a non-mechanical basis, a targeted post-closing fully diluted capitalization in which Tongshu would hold approximately 30% equity of the Company and the Company would hold approximately 15% equity of Tongshu.

The broader transaction framework requires the negotiation, execution and closing of definitive agreements, including an exclusive intellectual property license for Southeast Asia between the Company and Fidelion and companion agreements between Fidelion and Wuxi Tongshu Biotechnology Co., Limited relating to intellectual property ownership and patent-support services. As of the date of this report, such agreements have not been executed, and the Company is not a party to the contemplated Fidelion–Tongshu agreements. There can be no assurance that any such agreements will be entered into on favorable terms, or at all, or that the conditions precedent to completion under the SSSA will be satisfied.

Please refer to the stated Form 8-K for more information concerning the transaction.

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

General

We were incorporated in the State of Wyoming on May 12, 2017 and operations of our Malaysian company began operations in July 2017. Consequently, the following discussion and analysis of the results of operations and financial condition of the Company is for fiscal periods ended September 30, 2025 and  September 30, 2024, respectively. This information should be read in conjunction with the consolidated financial statements and notes to the financial statements that are included elsewhere herein. The consolidated financial statements presented herein (and to which this discussion relates) reflect the results of operations of the Company and its Malaysian subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Overview

During the fiscal period ended September 30, 2025, BioNexus Gene Lab Corp. ("BGLC", the “Company”, “we”, “us” or “our”) continued to develop and refine its strategic focus across its three operational segments: healthcare diagnostics (MRNA Scientific Sdn. Bhd.), specialty chemicals (Chemrex Corporation Sdn. Bhd.), and innovation-focused ventures (including digital health and blockchain-linked financial strategies).

We successfully completed the integration of Nasdaq-listed operations following our 2023 uplisting, while maintaining a stable liquidity position and initiating expansion into the digital healthcare and decentralized asset infrastructure sectors.

Strong Liquidity Position and Clean Capital Structure

As of September 30, 2025, the Company had cash and cash equivalents of $1.36 million and total liquidity exceeding $5 million. “Total liquidity” is a management liquidity metric comprised of cash and cash equivalents, fixed deposits with original maturities greater than three months, investments in equity securities, and trade receivables, net. See the Condensed Consolidated Balance Sheets and Note 2 (Summary of Significant Accounting Policies) for definitions of cash equivalents and fixed deposits. See also Note 15 for subsequent‑events updates (Fidelion term sheet; Chemrex CDMO authorization) that may affect capital allocation and future liquidity planning. This liquidity position, combined with minimal outstanding debt and a simplified capital structure, provides a solid foundation for operational continuity, strategic investments, and potential M&A activities. We believe our capital structure - free of preferred stock, convertible debt, or high-yield instruments - positions us favorably to pursue growth initiatives on shareholder-friendly terms.

In light of the recent governance enhancements and upcoming growth initiatives, including expansion into digital health and decentralized financial infrastructure, the Company is actively exploring additional capital-raising mechanisms. These may include at-the-market offerings, private placements, or strategic financing arrangements subject to Nasdaq and SEC compliance.

Management believes current cash and expected financing under our proposed $20 million ATM program with Maxim Group LLC under our recently filed (but not yet effective) S-3 registration statement are sufficient for at least 12 months.

Development and Focus of Core Biotech Business

In July 2025, the Company, through MRNA Scientific Sdn. Bhd., entered into a non‑binding term sheet with Fidelion Diagnostics Pte Ltd (“Fidelion”), a Singapore-based precision diagnostics company specializing in tumor-agnostic, minimal residual disease (MRD) detection. The non-binding term sheet is for a contemplated strategic, cross‑equity alliance and exclusive commercialization rights for the VitaGuard™ MRD platform in Southeast Asia.

As disclosed elsewhere herein, on November 12, 2025, the Company entered into a Share Subscription and Shareholders’ Agreement (the “SSSA”) by and among Fidelion, the Company, Tongshu Biotechnology (Hong Kong) Co., Limited (“Tongshu”), Mr. Su-Leng Tan Lee, Molecule Bio LLC and Rainy Morning Technology (Hong Kong) Limited.

The broader transaction framework requires the negotiation, execution and closing of definitive agreements, including an exclusive intellectual property license for Southeast Asia between the Company and Fidelion and companion agreements between Fidelion and Wuxi Tongshu Biotechnology Co., Limited relating to intellectual property ownership and patent-support services. As of the date of this report, such agreements have not been executed, and the Company is not a party to the contemplated Fidelion–Tongshu agreements. There can be no assurance that any such agreements will be entered into on favorable terms, or at all, or that the conditions precedent to completion under the SSSA will be satisfied.

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

Digital Assets and Treasury Management

The Company’s Ethereum-focused treasury strategy, approved by the Board in March 2025, remains a key element of our capital management approach. Ethereum holdings are intended as a long-term strategic asset and may be deployed, staked, or otherwise utilized to enhance liquidity, diversify reserves, and support capital market transactions. Management is actively monitoring regulatory developments in relevant jurisdictions, including Wyoming and Malaysia, to ensure compliance and optimize the strategy.  We did not hold digital assets as of September 30, 2025 as the Management is still reviewing multiple proposals and cash allocation strategies.

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

(c) Strategic Alliance with Tongshu Gene and Fidelion Diagnostics Pte Ltd

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

As disclosed elsewhere herein, on November 12, 2025, the Company filed a Form 8-K disclosing  a Share Subscription and Shareholders’ Agreement (the “SSSA”) by and among Fidelion, the Company, Tongshu Biotechnology (Hong Kong) Co., Limited (“Tongshu”), Mr. Su-Leng Tan Lee, Molecule Bio LLC and Rainy Morning Technology (Hong Kong) Limited.

Pursuant to the SSSA, the Company agreed to subscribe for newly issued ordinary shares of Fidelion such that the Company will hold at least 15.0% of Fidelion’s enlarged share capital at completion, in exchange for the Company issuing to Fidelion restricted shares representing 19.9% of the Company’s outstanding common stock (pre-issuance). Completion of the SSSA is subject to specified conditions precedent, including execution of a Southeast Asia intellectual property license between the Company and Fidelion and customary corporate and third-party consents. The SSSA acknowledges, on a non-mechanical basis, a targeted post-closing fully diluted capitalization in which Tongshu would hold approximately 30% equity in the Company and the Company would hold approximately 15% in Tongshu.

The broader transaction framework requires the negotiation, execution and closing of definitive agreements, including an exclusive intellectual property license for Southeast Asia between the Company and Fidelion and companion agreements between Fidelion and Wuxi Tongshu Biotechnology Co., Limited relating to intellectual property ownership and patent-support services. As of the date of this report, such agreements have not been executed, and the Company is not a party to the contemplated Fidelion–Tongshu agreements. There can be no assurance that any such agreements will be entered into on favorable terms, or at all, or that the conditions precedent to completion under the SSSA will be satisfied.

Please refer to the stated Form 8-K for more information concerning the transaction.

(d) Appointment of officers, directors, committee appointments, and appointment of officers

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

(e) Internal Controls Enhancement

During and subsequent to the reporting period ending September 30, 2025, as a result of recent transactions occurring at its Chemrex subsidiary, the Company focused on enhancing its internal control environment and improving governance procedures within its Chemrex subsidiary. Following the internal review of these recent transactions, management has implemented additional protocols to strengthen compliance with corporate policies and regulatory requirements, particularly concerning related-party transactions and transaction authorization at the subsidiary level.

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

(g) Filing of Form S-3 Registration Statement.

 As stated elsewhere herein, on November 7, 2025, the Company filed a registration statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”) to register up to $100 million of securities that may be offered from time to time.  The Company concurrently entered into an Equity Distribution Agreement (the “Agreement”) with Maxim Group LLC (the “Agent”), pursuant to which the Company may offer and sell, from time to time, shares of its common stock, no par value (the “Common Stock”), having an aggregate offering price of up to $20,000,000 through the Agent, acting as the Company’s exclusive sales agent (the “ATM Program”).

Sales, if any, will be made in transactions deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, which may be made directly on The Nasdaq Capital Market or otherwise at prevailing market prices, at prices related to prevailing market prices, or at negotiated prices, as permitted by the Agreement. The Company is not obligated to sell any shares under the Agreement, and the Agent is not required to purchase any shares. No sales will be made pursuant to the Agreement unless and until the Company’s shelf Registration Statement on Form S-3 is declared effective by the U.S. Securities and Exchange Commission and the Company has filed the applicable prospectus supplement.

Results of Operations

Exchange Rates

Translation of amounts from MYR into US$1.00 has been made at the following exchange rates for the respective period and year:

	September 30,	December 31,
	2025	2024
Period ended September 30, 2025 /Year-ended December 31, 2024 US$1: MYR exchange rate	4.2080	4.4755

	January 1,	January 1,
	2025 to	2024 to
	September 30,	September 30,
	2025	2024
9 months average US$1: MYR exchange rate	4.3249	4.6327

Results of Operations for the three and nine months ended September 30, 2025 compared to the three and nine months  ended September 30, 2024 (unaudited).

The following table sets forth key selected financial data for the three months and nine months ended September 30, 2025 and 2024.

Consolidated

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

REVENUE (including $25,649 and $23,456 of revenue from related parties for the three months period ended September 30, 2025 and 2024 respectively, including $57,632 and $65,380 of revenue from related parties for the nine months period ended September 30, 2025 and 2024 respectively)	$2,543,823	$2,630,376	$6,941,151	$6,986,791
	-	-
COST OF REVENUE (including $7,233 and $192,171 of cost of revenue from related parties for the three months period ended September 30, 2025 and 2024, respectively, including $9,404 and $293,770 of cost of revenue from related parties for the nine months period ended ended September 30, 2025 and 2024, respectively)	(2,166,138)	(2,303,840)	(5,851,951)	(6,006,504)
		-
GROSS PROFIT	377,685	326,536	1,089,200	980,287
		-
OTHER INCOME		-
Dividend income	4,192	38,826	21,752	59,653
Interest income	20,778	35,022	74,114	113,744
Fair value gain on investments in equity securities	-	69,765	28,256	243,083
Gain on disposal of investments in equity securities	42,376	20,800	42,376	35,098
Reversal of expected credit losses	-	257,986	94,912	842,401
Others	40,414	43,128	147,231	103,500
TOTAL OTHER INCOME	107,760	465,527	408,641	1,397,479

OPERATING EXPENSES
Sales and marketing	(551,569)	(1,245,456)	(1,700,691)	(1,535,821)
Research and development	(14,876)	(10,442)	(39,572)	(30,115)
General and administrative (including $1,065 and $1,006 of rental expenses to related party for the three months period ended September 30, 2025 and 2024, respectively, including $3,156 and $1,006 of rental expenses to related party for the nine months period ended September 30, 2025 and 2024, respectively)	(445,691)	(792,413)	(1,354,357)	(1,667,036)
Fair value loss on investments in equity securities	-	(79,000)	(119,499)	(179,433)
Provision for expected credit losses	(175,818)	(2,374)	(215,942)	(122,843)
TOTAL OPERATING EXPENSES	(1,187,954)	(2,129,685)	(3,430,061)	(3,535,248)

LOSS FROM OPERATIONS	(702,509)	(1,337,622)	(1,932,220)	(1,157,482)

FINANCE COSTS	(6,482)	(6,193)	(16,270)	(15,334)

LOSS BEFORE TAX	(708,991)	(1,343,815)	(1,948,490)	(1,172,816)

Tax expense	-	(1,555)	-	(77,207)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(708,991)	$(1,345,370)	$(1,948,490)	$(1,250,023)

Other comprehensive income
Foreign currency translation gain	3,216	1,046,789	442,453	839,344

COMPREHENSIVE LOSS	$(705,775)	$(298,581)	$(1,506,037)	$(410,679)

Earnings per share - Basic and diluted	(0.395)	(0.749)	(1.085)	(0.704)
Weighted average number of common stocks outstanding, Basic and Diluted #	1,796,597	1,796,766	1,796,597	1,776,766

# Weighted average shares outstanding and per share amount have been adjusted for the periods shown to reflect the 1-for-10 reverse stock split effected on April 7, 2025, on a retroactive basis as described in Note 12.

Three Months Ended September 30, 2025 compared with the Three Months Ended September 30, 2024.

	MRNA Scientific and Chemrex Corporation
	Provision for genomic screening services	Trading of industrial chemicals	Provision for genomic screening services	Trading of industrial chemicals
	Three months for period ended September 30, 2025		Three months for period ended September 30, 2024

REVENUE	$4,768	$2,539,055	$2,563	$2,627,813

COST OF REVENUE	(864)	(2,165,274)	(2,118)	(2,301,722)

GROSS PROFIT	3,904	373,781	445	326,091

OTHER INCOME
Dividend income	-	4,192	-	38,826
Interest income	18,552	2,226	19,224	15,798
Fair value gain on investments in equity securities	-	-	-	69,766
Gain on disposal of investments in equity securities	-	42,376	-	20,800
Reversal of expected credit losses	-	-	-	257,986
Others	3,549	36,865	3,548	39,579
TOTAL OTHER INCOME	22,101	85,659	22,772	442,755

OPERATING EXPENSES
Sales and marketing	(30,211)	(508,683)	(24,625)	(1,195,502)
Research and development	(14,876)	-	(10,442)	-
General and administrative	(55,835)	(205,740)	(255,477)	(175,667)
Fair value loss on investments in equity securities	-	-	-	(79,000)
Provision for expected credit losses	-	(175,818)	-	(2,374)
TOTAL OPERATING EXPENSES	(100,922)	(890,241)	(290,544)	(1,452,543)

LOSS FROM OPERATIONS	(74,917)	(430,801)	(267,327)	(683,697)

FINANCE COSTS	(3,115)	(3,165)	(3,764)	(2,415)

LOSS BEFORE TAX	(78,032)	(433,966)	(271,091)	(686,112)

Tax expense	-	-	-	(1,555)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(78,032)	$(433,966)	$(271,091)	$(687,667)

Revenue. For the current quarter ended September 30, 2025, we had total revenue of $2,543,823 as compared to total revenue of $2,630,376 for the same quarter in the previous year. This represents a decrease of 3.3% for the reasons discussed below.

MRNA Scientific contributed $4,768 (0.2%) of the total revenue for the current quarter ended September 30, 2025, as compared to revenue of $2,563 (0.1%) of the total revenue from the same quarter in the previous year, representing an increase of 86%. The increase in revenue was mainly attributable to more client referrals from diagnostic centers.

Chemrex contributed $2,539,055 (99.8%) of the total revenue for the current quarter ended September 30, 2025 as compared to revenue of $2,627,813 (99.9%) of the total revenue for the same quarter in the previous year.   The 3.4% decrease in revenue was mainly attributable to a lower sales volume during the current quarter.

Cost of Revenue. For the current quarter ended September 30, 2025, we incurred $2,166,138 in cost of revenues, as compared to $2,303,840 for the same quarter in the previous year. The decrease of 6% was for the reasons discussed below.

MRNA Scientific had incurred $864 (0%) of the total cost of revenues during the current quarter ended September 30, 2025.  This represents a decrease of 59.2% as compared to $2,118 (0.1%) for the same quarter in the previous year.  The decrease in cost of revenues for the current quarter is primarily due to reclassification of certain costs previously charged under cost of revenue to the R&D department. Specifically, costs associated with the BGS test were shared and reclassified.

Chemrex incurred $2,165,274, representing 100% of the total cost of revenue for the current quarter ended September 30, 2025. This represents a 5.9% decrease compared to $2,301,722 (99.9%) for the same quarter in the previous year. The decrease in cost of revenue was primarily due to the weaker USD during the current quarter.

Gross Profit. For the current quarter ended September 30, 2025, we had total gross profit of $377,685 as compared to $326,536 in the previous year’s same quarter. This represents an increase of 15.7% for the reasons discussed below.

MRNA Scientific contributed $3,904 (1%) of the total gross profit of $377,685 for the current quarter ended September 30, 2025 as compared to gross profit of $445 (0.1%) of the total gross profit for the same quarter in the previous year, representing a 777.3% increase. The increase in gross profit during the current quarter was primarily due to higher revenue, along with laboratory costs being reallocated to the R&D department for BGS tests.

Chemrex contributed $373,781 (99%) of the total gross profit for the current quarter ended September 30, 2025 as compared to $326,091 (99.9%) of the total gross profit for the same quarter in the previous year.  This represents an increase in gross profit of 14.6% mainly due to sales with a product mix with higher margin of sale

Other Income. For the current quarter ended September 30, 2025, other income was $107,760, compared to $465,527 for the same quarter in the previous year. This represents a decrease of 76.9% for the reasons discussed below.

MRNA Scientific contributed $22,101 (20.5%) of total other income for the current quarter ended September 30, 2025 as compared to $22,772 (4.9%) of the other income for the same quarter in the previous year. This represents a decline of 2.9% mainly due to the drop in USD interest rates, which led to lower interest income from fixed deposits.

Chemrex contributed $85,659 (79.5%) of total other income for the current quarter ended September 30, 2025 as compared to $442,755 (95.1%) of the total other income for the same quarter in the previous year. This represents a decrease of 80.65%. The decrease for the current quarter was primarily due to lower bank interest earnings and dividends received from investment, a decrease in fair value gains on investments in equity securities,  the absence of fair value gain on investments in equity securities and the reversal of expected credit losses.

Operating Expenses. For the current quarter ended September 30, 2025, total operating expenses amounted to $1,187,954 compared to $2,129,685 for the same quarter in the previous year. This represents a decrease of 44.2% primarily attributed to the decrease in sales and marketing expenses and general and administrative, partially offset by an increase in research and development expenses and provision for expected credit losses and the absence of fair value loss on investment in equity securities, The breakdown of the expenses are as follows:

Sales and Marketing Expenses decreased significantly to $551,569 for the current quarter ended September 30, 2025, compared to $1,245,456 in the previous year’s same quarter, a decrease of 55.7%. This decrease was primarily attributable to lower compensation expense at the Chemrex subsidiary. The details by entity are as follows:

Chemrex incurred $508,683 (92.2%) of the total combined sales and marketing expenses of $551,569 for the current quarter ended September 30, 2025, compared to $1,195,502 (96%) of the total combined sales and marketing expenses of $1,245,456 for the same quarter in the previous year. This represents a decrease of 57.5%, mainly attributable to the reduction in officer/directors’ remuneration, including associated statutory employment contributions. To a lesser extent, the decrease was also due to the completion of a one-year contract for services that terminated in the third quarter of this year.

MRNA Scientific incurred $30,211 (5.5%) of the total combined sales and marketing expenses of $551,569 for the current quarter ended September 30, 2025, compared to $24,625 (2%) of the total combined sales and marketing expenses of $1,245,456 for the same quarter in the previous year. This represents an increase of 22.7% mainly due to the increase in the directors’ remuneration as a result of additional scope of work being undertaken by such directors related to the recently announced business developments.

BGLC, the parent company, incurred $12,675 (2.3%) of the total combined sales and marketing expenses of $551,569 for the current quarter ended September 30, 2025, compared to $25,329 (2%) of the total combined sales and marketing expenses of $1,245,456 for the same quarter in the previous year. This represents a decrease of 50% in sales and marketing expenses for the current quarter ended September 30, 2025. The decrease was primarily due to lower overseas travelling expenses and investor relations costs during the current quarter.

Research and Development Expenses: For the current quarter ended September 30, 2025, MRNA Scientific incurred $14,876 (100%), compared to $10,442 (100%) for the same quarter in the previous year. This represents an increase of 42.5%, primarily due to the cost of reagents for BGS tests under R&D activities.

General and Administrative Expenses: For current quarter ended September 30, 2025, the total general and administrative expenses amounted to $445,691, compared to $792,413 for the same quarter in the previous year, a decrease of $346,722 or 43.76%. The details by entity are as follows:

MRNA Scientific incurred $55,835 (12.5%) of the total combined general and administrative of $445,691 for the current quarter ended September 30, 2025, compared to $255,477 (32.2%) of the total combined general and administrative expenses of $792,413 for the same quarter in the previous year representing a decrease of 78.1%. The significant decrease was primarily attributable to the reduction in unrealized foreign exchange losses during the current quarter. In the corresponding quarter of the previous year, unrealized foreign exchange losses amounted to $207,405.

Chemrex incurred $205,740 (46.2%) of the total combined general and administrative expenses of $445,691, compared to $175,667 (22.2%) of the total combined general and administrative expenses of $792,413 for the same quarter in the previous year, an increase of 17.12%. The increase was primarily due to losses of realized and unrealized foreign exchange during the period and transport charges.

BGLC, the parent company, incurred $184,116 (41.3%) of total general and administrative of $445,691 for the current quarter ended September 30, 2025, compared to $361,269 (45.6%) of the total combined general and administrative expenses of $792,413 for the same quarter in the previous year. This represents a decrease of 49% was primarily due to the absence of share-based compensation expenses during the current quarter, which for the previous year was incurred due to consulting agreements entered into in 2024.

Fair value loss on investments in equity securities: For the current quarter ended September 30, 2025, Chemrex did not recognize any fair value loss on investments in equity securities, compared to a fair value loss of $76,000 (100% of the total) for the same quarter in the previous year.  This represents a 100% reduction due to the full disposal of equity investments during the current quarter.

Loss from Operations. We had a loss from operations of $702,509 for the current quarter ended September 30, 2025, as compared to a loss of $1,337,622 for the same quarter in the previous year. The loss from operations is due to the reasons discussed above.

Income tax expense. For the current quarter ended September 30, 2025, there is no provision of income tax expense for Chemrex as compared to tax expenses of $1,555 for the same quarter in the previous year.

Foreign currency exchange gain. We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the US Dollar. Therefore, any change in the relevant exchange rate would require us to recognize a transaction gain or loss on revaluation. For the current quarter ended September 30, 2025, we experienced a foreign currency gain of $3,216 as compared with a foreign currency gain of $1,046,789 for the same quarter in the previous year.

Provision for expected credit losses. For the current three month period ended September 30, 2025, Chemrex has made an additional provision of $175,818 (100% of the total), compared to $2,374 (100% of the total) for the same period in the previous year. This represents a 7,306% increase. The significant increase was primarily due to a higher provision recognized for trade receivables, reflecting increased credit risk exposure and updated assessments of customer payment behavior during the current quarter.

Nine Months Ended September 30, 2025 compared with the Nine Months Ended September 30, 2024.

	MRNA Scientific and Chemrex Corporation
	Provision for genomic screening services	Trading of industrial chemicals	Provision for genomic screening services	Trading of industrial chemicals
	Nine months period ended September 30, 2025		Nine months period ended September 30, 2024

REVENUE	$11,302	$6,929,849	$11,224	$6,975,567

COST OF REVENUE	(4,995)	(5,846,956)	(6,723)	(5,999,781)

GROSS PROFIT	6,307	1,082,893	4,501	975,786

OTHER INCOME
Dividend income	-	21,752	-	59,653
Interest income	63,646	10,468	80,161	33,583
Fair value gain on investments in equity securities	-	28,256	-	243,083
Gain on disposal of investments in equity securities	-	42,376	-	35,098
Reversal of expected credit losses	-	94,912	-	842,401
Others	10,919	136,312	18,669	84,831
TOTAL OTHER INCOME	74,565	334,076	98,830	1,298,649

OPERATING EXPENSES
Sales and marketing	(86,275)	(1,577,214)	(78,741)	(1,419,201)
Research and development	(39,572)	-	(30,115)	-
General and administrative	(261,005)	(492,464)	(366,906)	(427,829)
Fair value loss on investments in equity securities	-	(119,499)	-	(179,433)
Provision for expected credit losses	-	(215,942)	-	(122,843)
TOTAL OPERATING EXPENSES	(386,852)	(2,405,119)	(475,762)	(2,149,306)

(LOSS)/PROFIT FROM OPERATIONS	(305,980)	(988,150)	(372,431)	125,129

FINANCE COSTS	(9,752)	(6,266)	(8,360)	(6,848)

(LOSS)/PROFIT BEFORE TAX	$(315,732)	$(994,416)	(380,791)	118,281

Tax expense	-	-	-	(77,207)

NET (LOSS)/PROFIT ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(315,732)	$(994,416)	$(380,791)	$41,074

Revenue. For the current nine month period ended September 30, 2025, we had total revenue of $6,941,151, compared to total revenue of $6,986,791 for the same period in the previous year. This represents a decrease of 0.7% for the reasons discussed below.

MRNA Scientific contributed $11,302 (0.2%) of the total revenue for the current nine month period ended September 30, 2025, as compared to revenue of $11,224 (0.2%) of the total revenue from the same period in the previous year, representing an increase of 0.7%. The slight increase in revenue was primarily attributed to client referrals from diagnostic centers.

Chemrex contributed $6,929,849 (99.8%) of the total revenue for the current nine month period ended September 30, 2025 as compared to $6,975,567 (99.8%) of the total revenue for the same period in the previous year. The decrease in revenue of 0.66%, was mainly attributable to a lower sales volume during the current period due to seasonal variations.

Cost of Revenue. For the current nine month period ended September 30, 2025, we incurred $5,851,951 in cost of revenues, as compared to $6,006,504 for the same period in the previous year. The decrease in cost of revenue of 2.57% was due to the reasons discussed below.

MRNA Scientific had incurred $4,995 (0.1%) of the total cost of revenues during the current nine month period ended September 30, 2025, representing a decrease of 25.7% compared to $6,723 (0.1%) for the same period in the previous year. The decrease was primarily due to the reclassification of reagent costs related to the BGS test from cost of revenues to the R&D department.

Chemrex had incurred $5,846,956 (99.9%) of the total cost of revenue during the current nine month period ended September 30, 2025.  This represents a marginal reduction of 2.55% compared to $5,999,781 (99.9%) for the same period in the previous year. The decrease was primarily due to the lower sales and weaker USD during the current period.

Gross Profit. For the current nine month period ended September 30, 2025, we had total gross profit of $1,089,200 as compared to gross profit of $980,287 for the same period in the previous year. This represents a increase of 11.11% for the reasons discussed below.

MRNA Scientific had a gross profit of $6,307 (0.6%) of the total gross profit for the current nine month period ended September 30, 2025, as compared to $4,501 (0.5%) of the total gross profit for the same period in the previous year, representing a increase of 40.1% due to the reallocation of reagent costs to the R&D department for BGS tests.

Chemrex contributed $1,082,893 (99.4%) of the total gross profit for the current nine month period ended September 30, 2025, as compared to $975,786 (99.5%) of the total gross profit for the same period in the previous year. The gross profit increased by 10.98% for the current period due to decrease in cost of revenue as the product mix included products that generated a higher margin of sales as compared to the previous period.

Other Income. For the current nine month period ended September 30, 2025, we had $408,641 other income as compared to $1.397,479 for the same period in the previous year. This represents a decrease of 70.76% for the reasons discussed below.

MRNA Scientific had $74,565 (18.2%) for the current nine month period ended September 30, 2025, as compared to $98,830 (7.1%) for the same period in the previous year, representing a decrease of 24.6%. The decrease was primarily due to a decline in USD fixed deposit interest rates and a reduction in fixed deposit placements. In addition, no foreign exchange gains were recognized from foreign currency accounts held in Malaysia during the current period, unlike in the same period in the previous year.

Chemrex contributed $334,076 (81.8%) of other income for the current nine month period ended September 30, 2025, as compared to $1,298,649 (92.9%) for the same period in the previous year.  This represents a decrease of 74.28% primarily due to lower income derived from bank interest earnings and dividends received, fair value gains on investments in equity securities and gains recognized on disposal of equity securities.  The Company also has a lower amount of expected credit losses reversal for the current period.

Operating Expenses. For the current nine month period ended September 30, 2025, total operating expenses amounted to $3,430,061 representing a decrease of 2.98% compared to $3,535,248 for the same period in the previous year. The decrease was primarily attributed to the decrease in general and administrative expenses and fair value loss on investment in equity securities, partially offset by an increase in sales and marketing expenses, research and development expenses and the provision for expected credit losses, The breakdown is as follows:

Sales and Marketing Expenses increased to $1,700,691 for the current nine month period ended September 30, 2025, compared to $1,535,821 in same period in the previous year.  This represents an increase of 10.73% primarily attributable to higher compensation expense at the Chemrex subsidiary (92.7%). The details by entity are as follows:

Chemrex incurred $1,577,214 (92.7%) of total combined sales and marketing expenses of $1,700,691 for the current nine month period ended September 30, 2025, compared to $1,419,201 (92.4%) of the total combined sales and marketing expenses of $1,535,821 for the same period in the previous year.  This represents an increase of 11.13%, primarily due to higher officer/directors’ remuneration, which includes associated statutory employment contributions.

MRNA Scientific incurred $86,275 (5.1%) of the total combined sales and marketing expenses of $1,700,691 for the current nine month period ended September 30, 2025, compared to $78,741 (5.1%) of the total combined sales and marketing expenses of $1,535,821 for the same period in the previous year. This represents an increase of 9.6% due to the increase in directors’ remuneration as a result of additional scope of work undertaken by such directors.

BGLC, the parent company, incurred $37,202 (2.2%) of the total combined sales and marketing expenses of $1,700,691 for the current nine month period ended September 30, 2025, compared to $37,879 (2.5%) of the total combined sales and marketing expenses of $1,535,821 for the same period in the previous year. This represents a decrease of 2%. The slight decrease was primarily due to the absence of investor relations costs during the current period.

Research and Development Expenses: For the current nine month period ended September 30, 2025, MRNA Scientific incurred $39,572 (100% of the total), compared to $30,115 (100% of the total) for the same period in the previous year. This reflects an increase of 31.4% primarily due to the cost of reagents for BGS tests under R&D activities.

General and Administrative Expenses: For the current nine month period ended September 30, 2025, the total general and administrative expenses amounted to $1,354,357, compared to $1,667,036 for the same period in the previous year. This represents a decrease of 18.76%. The details by entity are as follows:

MRNA Scientific incurred $261,005 (19.3%) of the total combined general and administrative of $1,354,357 for the current nine month period ended September 30, 2025, compared to $366,906 (22%) of the total combined general and administrative expenses of $1,667,036 for the same period in the previous year representing a decrease of 28.9%. The decrease was mainly attributable to lower unrealized foreign exchange losses during the current period.

Chemrex incurred $492,464 (36.4%) of the total combined general and administrative expenses of $1,354,357, for the current nine month period ended September 30, 2025, compared to $427,829 (26%) of the total combined general and administrative expenses of $1,667,036 for the same period in the previous year  The increase of 15.11%, was mainly attributed to realized and unrealized foreign exchange losses, higher staff salaries, increased transport charges, additional costs related to the disposal of chemical waste, and increased training expenses.

BGLC, the parent company, incurred $600,888 (44.3%) of total general and administrative of $1,354,357 for the current nine month period ended September 30, 2025, compared to $872,301 (52%) of the total combined general and administrative expenses of $1,667,036 the same period in the previous year. This represents a decrease of 31.11% mainly due to lower legal fees and share base compensation.

Fair value loss on investments in equity securities: For the current nine month period ended September 30, 2025, Chemrex incurred a loss on investment in equity securities of $119,499 (100% of the total), compared to $179,433 (100% of the total) for the same period in the previous year, reflecting a decrease of 33.4%. The reduction was primarily attributable to the Company fully divesting its equity investments, resulting in no equity holdings during the current period.

Provision for Expected Credit Losses: For the current nine month period ended September 30, 2025, Chemrex has made an addition provision of $215,942 (100% of the total), compared to $122,843 (100% of the total) for the same period in the previous year, represents an increase of 75.80%.

The significant increase was primarily due to a higher provision recognized for trade receivables, reflecting increased credit risk exposure and updated assessments of customer payment behavior during the current quarter.

Loss from Operations. We had a loss from operations of $1,932,220 for the current nine month period ended September 30, 2025 as compared to loss of $1,157,482 for the same period in the previous year. The losses incurred were mainly due to the reasons discussed above.

Income tax expense. For the current nine month period ended September 30, 2025, we had no tax provision as compared to the same period in the previous year in which Chemrex has made a tax provision of $77,207.

Foreign currency translation gain. We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the US Dollar. Therefore, any change in the relevant exchange rate would require us to recognize a transaction gain or loss on revaluation. For the current nine-month period ended September 30, 2025, we experienced a foreign currency gain of $442,453 as compared of $839,344 for the same period in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2025, we had working capital of $4,948,779 compared with working capital of $5,479,146 as of December 31, 2024. The decrease in working capital was due principally to operational losses, undertaking strategic investments, and expansion of operations in line with the Company’s overall strategic plans.

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

The following is a summary of the Company’s cash flows (used in) / generated from operating, investing, and financing activities for the nine months ended September 30, 2025, and 2024

	Nine months ended
	September 30,
	2025	2024

Net cash used in operating activities	$(2,799,444)	$(2,312,463)
Net cash generated from / (used in) investing activities	950,468	(136,200)
Net cash generated from financing activities	32,297	146,362
Foreign currency translation adjustment	286,805	449,940
Net Change in Cash and Cash Equivalents	$(1,529,874)	$(1,852,361)

Operating Activities

During the nine months ended September 30, 2025, the Company incurred a net loss of $(1,948,490) which, after adjusting for amortization, depreciation, dividend income, allowances for expected credit losses, recovery for expected credit losses, fair value loss on investment in equity securities, gain on disposal on share investment, an increase in trade and other receivables, a decrease in inventories, advance payment from customer, trade and other payables, and operating lease liabilities, resulted in net cash of $(2,799,444) being used in operating activities during the nine months ended September 30, 2025.

By comparison, during the same period last year, the Company incurred a net loss of $(1,250,023) which, after adjusting for amortization, depreciation, dividend income, allowances for expected credit losses, recovery for expected credit losses, fair value gain on share investment, gain on disposal on share investment, loss arising from settlement of supplier contract dispute, a decrease in trade and other receivables and operating lease liabilities, an increase in inventories, advance payment from customer   and a substantial reduction in trade and other payables, resulted in net cash of $(2,312,463) being used in operating activities during the nine months ended September 30, 2024.

Investing Activities

During the nine months ended September 30, 2025, the Company recorded net cash generated from investing activities of $950,468, primarily due to proceeds from disposal of investments in equity securities of $1,020,873 and dividend income of $21,752, partially offset by the purchase of plant and equipment totaling $(35,994), acquisition of investments in equity securities of $(9,064) and a change in fixed deposits placed for more than three months of $(47,099).

By comparison, during the same period last year, the Company had net cash of $(136,200) used in investment activities from proceeds from disposal of share investments of $494,741, refund from settlement of supplier contract dispute at $78,787 and dividend income of $59,653, partially offset by acquisition of share investment of $(486,170), a change in fixed deposits placed for more than three months of $(60,244) and purchase of plant and equipment of $(222,967).

Financing Activities

During the nine months ended September 30, 2025, the Company had net cash of $32,297 generated from financing activities. This was primarily due to advances from directors of $32,802 and payment of $(505) related to the rounding down of 169.30 fractional shares resulting from a 1 to 10 reverse stock split at a price of $2.98 per share.

By comparison, during the same period in the previous year, the Company had net cash of $146,362 generated from financing activities for advances from directors of $5,362 and share-base compensation of $141,000

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.

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

Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

November 14, 2025

