Form 10-K
period 2025-12-31
BioNexus Gene Lab Corp
filed 2026-04-14
CIK 1737523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

or

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of the last business day of the Issuer’s most recently completed second fiscal quarter, June 30, 2025, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $ 4,814,884.

As of December 31, 2025, there were 2,417,314 shares of common stock, no par value, outstanding.

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

Our corporate telephone number is +1 307 241 6898 and our website is www.bionexusgenelab.com.

PART I

Item 1. Business.

Overview

BioNexus Gene Lab Corp. is a Wyoming corporation with two principal operating subsidiaries in Malaysia: Chemrex Corporation Sdn. Bhd. (“Chemrex”) and MRNA Scientific Sdn. Bhd. (“MRNA Scientific”). Chemrex is engaged in the distribution of chemical raw materials, primarily for industrial applications in Southeast Asia. MRNA Scientific is engaged in the development and provision of blood-based genomic screening services intended to support early disease risk assessment and health management.

In November 2025, the Company entered into a Share Subscription and Shareholders’ Agreement with Fidelion Diagnostics Pte. Ltd. (“Fidelion”) and related parties, and also entered into an exclusive Southeast Asia intellectual property license arrangement relating to the VitaGuard™ minimal residual disease platform. These transactions expanded the Company’s strategic focus in molecular diagnostics and oncology-related screening technologies.

The Company’s principal executive office is located at Unit A-28-7, Level 28, Tower A, Menara UOA Bangsar, No. 5 Jalan Bangsar Utama 1, 59000 Kuala Lumpur, Malaysia. The Company’s telephone number is +1 307 241 6898 and its website is www.bionexusgenelab.com. Information contained on, or accessible through, the Company’s website is not incorporated by reference into this Annual Report on Form 10-K.

Current Operations and Key Recent Developments

The Company, through its wholly owned subsidiary Chemrex, focuses on the sale of chemical raw materials for the manufacture of industrial, medical, appliance, aero, automotive, mechanical, and electronic industries in the Southeast Asia region. These countries include Malaysia, Indonesia, Vietnam, and other countries in Southeast Asia.

In addition, through its wholly owned subsidiary MRNA Scientific, the Company conducts genomic screening and related laboratory services. MRNA Scientific’s services involve blood-based analysis intended to provide risk-related information with respect to certain disease categories. The Company continues to evaluate MRNA Scientific’s operations, commercial opportunities, and strategic direction.

In November 2025, the Company completed a Share Subscription and Shareholders’ Agreement with Fidelion Diagnostics Pte. Ltd., a Singapore company (“Fidelion”). The parties also entered into an Intellectual Property License Agreement, pursuant to which the Company obtained exclusive commercial rights to the VitaGuard™ Minimal Residual Disease (MRD) platform in the ASEAN region, on a perpetual and exclusive basis. VitaGuard™ is a next-generation, AI-enabled platform for minimal residual disease (MRD) monitoring. Designed as a high-efficiency, high-fidelity liquid biopsy system, VitaGuard™ enables clinicians to detect early signs of cancer recurrence and support precision-treatment decision making. In January 2026, the Company announced the formal commencement of the deployment phase for the VitaGuard™ MRD platform in connection with its licensing arrangement.

In November 2025, the Company also filed a registration statement on Form S-3 to register securities that may be offered from time to time and entered into an Equity Distribution Agreement with Maxim Group LLC for an at-the-market offering program.

During 2025, the Company also continued its governance remediation efforts relating to historical control and approval issues identified at Chemrex.

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

On December 31, 2020, the Company consummated a Share Exchange Agreement with Chemrex and the Chemrex shareholders, pursuant to which the Company acquired all of the issued and outstanding shares of capital stock of Chemrex, which was incorporated in Malaysia on September 29, 2004, from the Chemrex shareholders in exchange for 68,487,261 shares of common stock of the Company issued to the Chemrex shareholders.

Initial Public Offering and Reverse Stock Split

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

Prior to the public offering on June 5, 2023, the Company filed an Article of Amendment to its Articles of Incorporation with the Wyoming Secretary of State to modify the ratio of the Reverse Stock Split from one-for-ten (10) to one-for-twelve (12) (the “Revised Reverse Stock Split”). Upon effectiveness of the Revised Reverse Stock Split, every twelve (12) outstanding shares of common stock were combined into and automatically became one share of common stock. No fractional shares were issued in connection with the Revised Reverse Stock Split and all such fractional shares or odd lots (less than 100 shares to any record or beneficial holder) that were issuable in the Revised Reverse Stock Split were rounded up to the nearest whole share, or rounded up to 100 shares, respectively.

The Revised Reverse Stock Split was approved and authorized by a majority of the Company’s stockholders on May 8, 2023 and by the Board of Directors of the Company on May 8, 2023. On July 19, 2023, the Financial Industry Regulatory Authority announced the Revised Reverse Stock Split.

2025 Reverse Stock Split.

On March 19, 2025, the Company held a Special Meeting of Shareholders which, among other items, approved an Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s outstanding shares of common stock, with a ratio ranging from one-for-five (1:5) to one-for-ten (1:10), with the exact ratio to be set at the discretion of the Board of Directors.

On April 1, 2025, the Company filed its Articles of Amendment with the Wyoming Secretary of State to effect a one for ten (1 for 10) reverse stock split of its issued and outstanding common stock, which became effective April 7, 2025. Immediately prior to the reverse stock split, the Company had 17,967,663 shares of common stock issued and outstanding and immediately after the reverse stock split, the Company had 1,796,597 shares of common stock issued and outstanding. No fractional shares were issued in connection with the reverse stock split. Instead, shareholders who would otherwise be entitled to receive a fractional share received a cash payment in lieu thereof based on the daily Volume Weighted Average Price (VWAP) of our common stock, calculated for ten (10) trading days immediately preceding the effective date of the Reverse Stock Split, multiplied by the fractional share.

2025 Shelf Filing

On November 7, 2025, the Company filed a registration statement on Form S-3 with the U.S. Securities and Exchange Commission to register up to $100 million of securities that may be offered from time to time. The Company concurrently entered into an Equity Distribution Agreement with Maxim Group LLC (“Agent”), pursuant to which the Company may offer and sell, from time to time, shares of its common stock, no par value (the “Common Stock”), having an aggregate offering price of up to $20,000,000 through the Agent, acting as the Company’s exclusive sales agent (the “ATM Program”).

Sales, if any, will be made in transactions deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, which may be made directly on The Nasdaq Capital Market or otherwise at prevailing market prices, at prices related to prevailing market prices, or at negotiated prices, as permitted by the Agreement. The Company is not obligated to sell any shares under the ATM Program, and the Agent is not required to purchase any shares. The Form S-3 became effective on November 27, 2025, and 53,478 shares have been sold for proceeds of $267,311 as of the date of filing of this Form 10-K.

Recent and Ongoing Corporate Events

A. Annual Meeting Irregularities.

As previously reported, in connection with the Company’s Annual Meeting held on October 4, 2024, the Company believes that, in advance of the Annual Meeting and potentially in violation of federal securities laws, a solicitation of dissident proxies, along with the dissemination of false and misleading statements, was made to a number of Company shareholders holding substantial voting power. Many of these shareholders were prior shareholders of our subsidiary, Chemrex. No dissident proxy was filed with the Securities and Exchange Commission as required under their rules and regulations. This belief is premised upon preliminary information received by the Company from certain of these shareholders. Based on this information, the Company believes that a former Officer and Director of the Company, who was previously removed by the Company shareholders, was one of the primary dissident parties directing the unlawful acts (“Dissident Actors”). The Company believes the dissident solicitation negatively affected the results of the approval of the stock option plan and a reverse stock split proposal (“Compromised Proposals”). The Company believes the Dissident Actors ostensibly urged a number of shareholders holding a substantial number of votes to oppose the Compromised Proposals. The Company believes that as a result, the Compromised Proposals were not approved by the Company’s shareholders. The reverse stock split proposal was necessary for the Company to maintain its Nasdaq listing (See B. Nasdaq Deficiency below).

B. Nasdaq Deficiency and Compliance

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

Subsequently, the Company requested a number of compliance extensions/exceptions which were granted by Nasdaq. On March 19, 2025, the "Company held a Special Meeting of Shareholders to approve a reverse stock split of the Company’s outstanding shares of common stock, with a ratio ranging from one-for-five (1:5) to one-for-ten (1:10), with the exact ratio to be set at the discretion of the Board of Directors. After a quorum was established, the shareholders approved the Reverse Stock Split. Thereafter, on that same date, the Board of Directors set the reverse stock split ratio at 1 for 10. The Reverse Stock Split was approved by the Board at a ratio of one-for-ten (1:10), an amendment was filed with the Wyoming Secretary of State on April 1, 2025, and the reverse split became market effective on April 7, 2025.

C. Chemrex Governance.

During preparation of the Company’s quarterly report for the period ending September 30, 2024, several lapses in corporate governance standards were discovered in our wholly owned subsidiary, Chemrex. These findings have been duly disclosed in our prior filings after investigation by the Audit Committee. The findings of the Audit Committee investigation were that due to the resignation of two Directors (Mr. Wei Foong Lim, and Mr. Koon Wai Wong), one of which was an Audit Committee member, that oversight and governance at the subsidiary level of Chemrex required improvement. This was communicated with our Independent Auditor, and the result is that the Audit Committee has authorized an Internal Audit program to help improve overall governance and controls, that the report would be tabled to the Audit Committee and Management for action, and that the lapses would be reviewed at an upcoming Annual Shareholder Meeting of Chemrex.

During this meeting, the transactions associated with the governance lapses were reviewed and rejected by the Company as the sole shareholder. As all accounting treatment has been duly disclosed, we do not expect any material negative impact on the financial statements pending the results of the Annual Meeting.

The transactions and notes are highlighted in Item 13, Related Party Transactions.

Corporate Structure

The corporate structure as of the date of this filing depicted below:

BioNexus Gene Lab Corp. a Wyoming Company

100% owned	100% owned
MRNA Scientific Sdn. Bhd.,	Chemrex Corporation
a Malaysian company	Sdn. Bhd.,
a Malaysian company

Our two core businesses are Chemical Raw Materials and MRNA Diagnostics described below.

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

A substantial portion of the Company's revenue comes from the sale of FRP products. FRP products are sought after by our customers due to:

•	The material's light weight coupled with high strength. The material's ability to be a good electrical insulator with no electro-magnetic behavior and no electric spark.

•	The material's rust-free nature and resistance to acid, alkali, organic dissolvents, and other gas and liquid mixtures.

•	The material's resistance to aging with more than 20 years of useful life under normal working conditions.

•	The material's ease of maintenance.

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

Medical Appliances

Sales and Marketing

•

Online Promotion. We market our product offerings through our website, www.chemrex.com.my. We utilize Google’s search engine optimization to drive traffic to our website. Our marketing team also conducts online searches and attempts to identify new customers from time to time.

•	Product Display. We invite current and potential customers to examine our product range at our warehouse in order that customers can get a more comprehensive assessment of our product’s quality.

•	Marketing Personnel. Our product sales and marketing are performed by two marketing and technical representatives. In addition, our marketing team visits our existing customers regularly.

•

Business Introduction from Suppliers. We meet our suppliers regularly. From time to time, our suppliers also will provide us with the contact details of new potential customers to whom we can provide our products, and our marketing personnel will follow up on these new sales leads.

Our Chemical Raw Material Customers

Chemrex’s customers are primarily manufacturers, fabricators, and contractors. Many of these customers are repeat customers with whom Chemrex has maintained business relationships over a number of years. Typically, they would give us a forecast of the products they need and place their orders monthly. Our top five customers, based on revenue, accounted for approximately 27.43% of our revenue for the fiscal year ended December 31, 2025.

Chemrex Top 5 Customers	2025
A	$599,018	8.09%
B	$545,558	7.37%
C	$329,222	4.45%
D	$316,852	4.28%
E	$240,811	3.25%
Total	2,031,461	27.43%

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

Our Chemical Raw Material Suppliers

We consider our major vendors in each period to be those vendors that accounted for more than 10% of overall purchases in such period. We had two suppliers accounted for 23.83% and 15.01% of the Company’s total chemical raw material purchase, respectively. We had two major vendors during the fiscal year ended December 31, 2025, who collectively accounted for 38.84% of total purchases. We purchase from a variety of suppliers and believe these raw materials are widely available. If we are unable to purchase from our primary suppliers, we do not expect we would face difficulties in locating another supplier at substantially the same price. We have secure and efficient access to all the raw materials necessary to produce customers’ products saving them the trouble of sourcing from several distributors.

We believe our relationships with the suppliers of these raw materials are strong. While the prices of such raw materials may vary greatly from time to time, we believe we could hedge such risk by adjusting our price or absorb the higher cost at times if necessary.

Fiscal Year	2025
	Cost of	% of Cost
Vendor Name	Revenue (USD)	of Revenue

A	$1,508,422	23.83%
B	$950,001	15.01%
Total	$2,458,423	38.84%

Fiscal Year	2024
	Cost of	% of Cost
Vendor Name	Revenue (USD)	of Revenue

A	$1,635,124	19.89%
B	$1,321,889	16.08%
C	$1,138,814	13.85%
Total	$4,095,827	49.82%

Quality Control Policies

Chemrex’s quality control procedures focus principally on product handling, storage, traceability, and review of manufacturer documentation, including certificates of analysis where applicable. Product packaging and supporting documentation generally identify batch information and production-related details provided by the manufacturer.

Competition

Chemrex competes primarily with other distributors of industrial chemical raw materials in Malaysia and the broader Southeast Asian region. Competition is based principally on product availability, pricing, technical support, reliability of supply, customer service, and the ability to source materials suitable for customer applications.

Many of the products distributed by Chemrex are manufactured to industry-standard specifications and are available from multiple suppliers and distributors. As a result, Chemrex competes both with independent distributors and, in some cases, with manufacturers that may sell directly to end customers. Certain competitors may have greater financial, technical, marketing, or other resources than Chemrex.

Chemrex seeks to compete by maintaining supplier relationships, offering technical support to customers, and providing a broad product range for industrial applications in the markets it serves.

Growth Strategy

The composite raw materials market is expected to reach an estimated $40.2 billion by 2025 globally and is forecasted to grow at a CAGR of 3.3% from 2019 to 2025. Furthermore, the composites end-user market is expected to reach an estimated $114.7 billion by 2025 globally. The major drivers for growth in this market are the increasing demand for lightweight materials in the aerospace, defence, and automotive industries. Also, corrosion and chemical resistance materials are in demand in the construction and pipe and water tank industries. With our wide variety of product offerings, we are well-positioned to take advantage of this increase in chemical composite market demand. Source: Composites Market: Trends, Opportunities and Competitive Analysis (https://www.researchandmarkets.com/categories/chemicals-materials)

Regulatory Matters

We are subject to the laws and regulations of various jurisdictions in Malaysia.

Product Liability

Because Chemrex distributes chemical raw materials used in a variety of industrial applications, it may be exposed to claims relating to product defects, product returns, personal injury, property damage, environmental matters, or other losses. We currently do not hold any insurance should a claim arise.

MRNA Diagnostics Business

Through our wholly owned subsidiary, MRNA Scientific, we engage in the application of genomic testing to enable early disease diagnosis and support proactive health management.

MRNA Scientific's principal office address is Unit A-28-7, Level 28, Tower A, Menara UOA Bangsar, No.5 Jln Bangsar Utama 1, Kuala Lumpur, Malaysia. Our molecular genomic lab is located at Lab 353, Chemical Science Centre, University Science Malaysia, George Town, Penang, Malaysia, and we have a colon cancer and infectious diseases screening lab located at 4th floor, Lifecare Medical Centre, Kuala Lumpur, Malaysia. MRNA Scientific's telephone number is (+60 182218762) and website is www.bionexusgenelab.com.

MRNA Scientific Services

MRNA Scientific’s historical activities have included the development and provision of blood-based genomic screening services using laboratory processes and internally developed analytical methods. These services have been offered in connection with certain disease categories, including selected cancers, inflammatory conditions, osteoarthritis, and certain other health-risk related areas described in the Company’s prior disclosures.

MRNA Scientific analyzes ribonucleic acid (RNA) expression patterns derived from blood samples and generates reports intended for use by the referring healthcare provider. The Company does not present these services as a substitute for physician judgment, diagnostic confirmation, or treatment decisions, and the related reports are accompanied by appropriate cautionary language.

Our blood-based assays analyze changes in ribonucleic acid (RNA) to assess specific risks and detailed aspects of an individual’s health condition. These tests currently screen for:

•	Eight types of cancer: nasopharyngeal, lung, liver, stomach, breast, cervical, prostate, and colon;
•	Two inflammatory bowel diseases: ulcerative colitis and Crohn’s disease.
•	Osteoarthritis.
•	Cardiovascular and neurological risks, including heart attack, stroke, and mental disorders (added in 2023/2024).

We generate revenue by screening blood samples collected by third-party healthcare providers including doctors, labs, and hospitals using proprietary biomarkers developed in-house. Our screening results support personalized medicine by informing customized therapies tailored to each patient’s risk profile.

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

The Screening Process

MRNA Scientific’s screening process generally begins with a blood sample collected by a licensed healthcare provider and delivered to the laboratory. Laboratory personnel then perform sample handling, extraction, quality assessment, processing, and data analysis using internal laboratory procedures and software tools. Results are provided in report form to the referring healthcare provider.

The business is subject to operational risks common to laboratory activities, including risks relating to sample integrity, processing accuracy, data analysis, reporting, privacy, and quality control.

Upon arrival:

•	Samples are labelled with the patient’s name, ID number, and lab reference code.
•	RNA is extracted in a biosafety cabinet, then processed using microcentrifugation and spectrophotometry to assess quality and concentration.
•	RNA is purified, biotinylated, hybridized onto a GeneChip™ microarray, and analysed using proprietary software to generate a personalized risk score report.

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

Commercialization and Business Development

MRNA Scientific has historically marketed its screening services to healthcare providers, laboratories, hospitals, and certain corporate clients in Malaysia. During fiscal 2025, however, MRNA Scientific remained a limited-revenue business relative to the Company’s consolidated operations.

The Company continues to evaluate potential commercialization strategies for MRNA Scientific, including healthcare-provider relationships, outsourcing arrangements, and selected business development initiatives in Malaysia and, where appropriate, other markets. Any broader expansion of MRNA Scientific’s business would depend on a range of factors, including available capital, commercial demand, operating capacity, regulatory considerations, and strategic partnerships.

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

•

Allocate more capital resources to our marketing efforts. Apart from sales through existing relationships with healthcare providers, we intend to allocate more capital to marketing and promotion. Our current strategy proposes to increase the awareness of our “BGS” testing to the public, via direct marketing through wellness and healthcare key opinion leaders (“KOL”). We are currently in talks with various successful parties and wellness providers in the Klang Valley area to form partnerships on public awareness.

•	Expand to other regions in Malaysia. We intend to expand to other large cities in Malaysia, such as Penang, Ipoh, Seremban, Melaka, Johor Bahru, and Kuantan.

•	Expand to other international regions. We have been in discussions with key market access experts and professionals in Europe to explore the possibility of offering our screening products in Europe.

Competition

MRNA Scientific competes with diagnostic laboratories, molecular testing providers, healthcare screening providers, and research-driven diagnostic businesses in Malaysia and other markets in which it may seek to operate. Competition may arise from companies offering RNA-based, DNA-based, imaging-based, proteomic, pathology-based, or other diagnostic and screening approaches.

Competition in this sector is based on factors such as scientific validity, clinical acceptance, turnaround time, cost, commercial reach, reimbursement availability, regulatory positioning, and relationships with healthcare providers and institutions.

Certain existing and potential competitors may have substantially greater financial, technical, clinical, regulatory, marketing, and commercial resources than MRNA Scientific. In addition, universities, hospitals, government institutions, and private research laboratories may develop competing technologies or screening approaches.

Seasonality

The nature of our business does not appear to be affected by seasonal variations.

Regulatory Matters

We are and will be subject to the laws and regulations of those jurisdictions in which we operate. Generally, business licensing requirements, income taxes, and payroll taxes apply to all business operations. The development and operation of our business is subject to general corporate, tax, employment, privacy, local licensing, and potentially healthcare- and laboratory-related regulation, and that future regulation could materially affect operations. We currently require an operating permit from the City Hall of Kuala Lumpur, Malaysia, which we have received.

Product Liability

Due to the nature of our business, we may face claims for product liability resulting from the inaccurate or erroneous diagnosis using our screening process.

MRNA Scientific does not currently have insurance against any such claims.

Research and Development

Our research and development budget over the years is listed in the following table:

Research &
Development
Year	(self-funded)
2020	$45,000
2021	$45,000
2022	$173,300
2023	$54,982
2024	$47,511
2025	$50,670

Our Properties

The corporate office for MRNA Scientific is located at Unit A-28-7, Level 28, Tower A, Menara UOA Bangsar, No.5 Jalan Bangsar Utama 1, 59000 Kuala Lumpur, Malaysia. The lease commenced on June 1, 2024 and terminates on May 31, 2027, with option to extend till May 31, 2029. The space consists of 2,206 square feet with an annual rent of approximately $30,190.

We also have two laboratories. One of our laboratories is located at 4th Floor, Wisma Life Care, No. 5, Jalan Kerinchi, Bangsar South, 59200 Kuala Lumpur, Malaysia. The lease commenced on November 1, 2016 and terminates on April 30, 2026. The annual rent is approximately $6,563. The other laboratory is located at Lab 353, University Science Malaysia, George Town, Penang, Malaysia. The lease commenced on December 1, 2017 and terminates on November 30, 2026. The space consists of 1,500 square feet with an annual rent of approximately $32,257.

On July 2, 2012, we purchased a 25,000 sq. ft wholesale distribution center at 4, Jalan CJ 1/6, Kawasan Perusahaan Cheras Jaya, 43200 Cheras, Selangor, Malaysia, and two investment properties for $1,395,210. The two investment properties are listed below.

•	An 1,100 sq ft condominium located at No. B-17-03, Duet Residence, Jalan Kinrara 6, Bandar Kinrara, 47180 Puchong, Selangor, purchased on August 26, 2020;

•	A 2,000 sq ft commercial building located at First floor, No. 2B Pelangi Avenue, Jalan Kelicap 42A/KU1, Klang Bandar, Diraja, 41050 Klang, Selangor purchased on September 21, 2020.

On July 1, 2024, we entered into a lease for Lot 238 and 239, Jalan Villaraya 1/9, Kawasan Industri Villaraya, 43500 Semenyih, Selangor. The lease terminates on June 30, 2026, with an option to extend for one year. The purpose of this lease is to establish a manufacturing facility for a new high-quality color paste production line.

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

Employees

As of date of this filing, Chemrex has 6 full-time employees, and MRNA Scientific has 10 full time employees. We believe we have good relations with our employees. The company presently is covered by social security insurance and contributes to the Employee Provident Fund of its employees, a compulsory pension scheme for all Malaysian citizens and permanent residents who are working in Malaysia.

The following table sets out the number of Chemrex's employees, excluding external experts, categorized by functions as of the date of this filing:

Number of
Function	Employees
Director	0
Sales & Marketing	1
Warehouse	1
Operation & Administration	3
Finance	1
Total	6

The following table sets out the number of MRNA Scientific's employees, excluding external experts, categorized by functions as of the date of this filing:

Number of
Function	Employees
Executive Director	2
Finance	2
Lab Operation	1
Research & Development	1
Marketing & Business Development	4
Total	10

The following table sets out the number of BGLC's employees, excluding external experts, categorized by functions as of the date of this filing:

Number of
Function	Employees
Chief Executive Officer	1
Chief Financial Officer	1
Administrative Staffing	1
Total	3

We have entered into employment agreements with our officers. We do not have stock options, profit sharing, or similar benefit plans, other than our 2025 Equity Incentive Plan (“Plan”), which was approved by our Board of Directors, and later adopted by our shareholders at our annual shareholders’ meeting in December 2025. The Plan allocated approximately 403,000 shares of common stock for issuance, subject to annual share increases. The Company is currently exploring multiple methods to expand its Executive Team, including advertising and engaging with specialist recruitment agencies to bolster our human capital and business development resources.

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

We are an early commercial-stage company that has a limited operating history. Our limited operating history may make it difficult to evaluate our current business, and this makes predictions about our future success or viability subject to significant uncertainty. In combination with other anticipated increased operating expenses in connection with becoming a public company, these anticipated changes in our operating expenses may make it difficult to evaluate our current business, assess our future performance relative to prior performance and accurately predict our future performance.

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

Our competitiveness and growth depend on our ability to fund our capital expenditures. We cannot assure you that we will be able to fund our capital expenditures at reasonable costs due to adverse macroeconomic conditions, our performance or other external factors.

In the future, we expect to incur significant costs in connection with its operations. We intend to expand our business through increased marketing efforts of MRNA Scientific and Chemrex. We also expect to incur costs related to the marketing of the VitaGuard™ platform in the ASEAN market. These development activities generally require a substantial investment before we can determine commercial viability, and the proceeds of this offering will not be sufficient to fully fund these activities. We expect to need to raise additional funds through public or private equity or debt financings, collaborations or licensing arrangements to continue to fund or expand our operations.

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

We have devoted substantial resources to the development and commercialization of the products of MRNA Scientific and Chemrex and we intend to devote substantial resources toward the VitaGuard™ platform. For the last three fiscal years, we have not achieved profitable operations. Accordingly, we might not become profitable for any future period. Our failure to achieve profitability would negatively affect our business, financial condition, results of operations, and cash flows. If we are unable to execute our sales and marketing strategy and our products are unable to gain sufficient acceptance in the market, we may be unable to generate sufficient revenues to sustain our business.

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

Our operations and performance depend significantly on economic conditions. Global financial conditions continue to be subject to volatility arising from international geopolitical developments and global economic phenomenon, as well as general financial market turbulence and natural phenomena such as the COVID-19 pandemic. Uncertainty about global economic conditions could result in:

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

We do not carry insurance for all categories of risk that our business may encounter. Although MRNA Scientific intends to obtain some form of business interruption insurance in the future, there can be no assurance that we will secure adequate insurance coverage or that any such insurance coverage will be sufficient to protect our operations to significant potential liability in the future. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our financial position and results of operations.

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

We are currently a “smaller reporting company”, meaning that we are not an investment company, an asset- backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and annual revenues of less than $50.0 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company,” at such time as we cease being an “emerging growth company,” we will be required to provide additional disclosure in our SEC filings. However, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

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

Risk Related to MRNA Scientific’s Business and Industry

Exponential growth in biotechnology.

Biotechnology is a rapidly changing field that continues to transform both in scope and impact. Well-funded established molecular labs are gathering big data on health records, genomics, lifestyle information that led to new health solutions. Digitization is revolutionizing health care, allowing for patient reported symptoms, health outcome to be captured as mineable data. MRNA Scientific, as well as our rights to the recently acquired VitaGuard™, could be subject to exponential growth of competitors if we are unable to establish distribution networks with medical centers, pharmaceutical groups and other molecular laboratories synergistically in sharing customers and big data.

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

In the development of enhanced, improved, or new test and test candidates, we can provide no assurance that:

•	MRNA Scientific will develop any tests that meet its desired target product profile and address the relevant clinical need or commercial opportunity;

•	any tests that MRNA Scientific develop will prove to be effective in clinical trials, platform validations, or otherwise;

•	MRNA Scientific will obtain necessary regulatory authorizations, in a timely manner or at all;

•	any tests that MRNA Scientific develop will be successfully marketed to and ordered by healthcare providers;

•	any tests that MRNA Scientific develop will be produced at an acceptable cost and with appropriate quality;

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

MRNA Scientific face risks inherent in handling large volumes of data and in protecting the security of such data, including cyber attacks. In particular, MRNA Scientific face a number of challenges relating to data inter-connected with regional labs, including:

•	protecting the data in and hosted on MRNA Scientific’s system, including against hacking on MRNA Scientific’s system by outside parties or its employees.

•	addressing concerns related to privacy and sharing, safety, security and others;

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

As MRNA Scientific plans to set up RNA screening labs operations in markets outside of Malaysia. If approved, these operations will be subject to risks associated with doing business outside Malaysia including an increase in the Company’s expenses, diversion of the Company’s management’s attention from the research and development of additional diseases/disorders risk detection or forgoing profitable licensing opportunities in these economies.

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

Volatility in our share price may subject us to securities litigation.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company’s cybersecurity risk management program is designed to assess, identify, and manage risks to the confidentiality, integrity, and availability of its corporate systems and data, including finance and reporting systems, email and collaboration systems, cloud-hosted information, and third-party service providers. The Company uses a combination of internal administrative controls and external service providers to support access management, backup procedures, vulnerability monitoring, vendor review, and incident response.

Management, under the oversight of the Chief Executive Officer, periodically reviews cybersecurity risks and escalates material cybersecurity matters to the Board of Directors, and where appropriate the Audit Committee, as part of the Company’s broader risk oversight process.

During fiscal 2025, the Company did not identify any cybersecurity incident that materially affected, or is reasonably likely to materially affect, the Company’s business strategy, results of operations, or financial condition. However, cybersecurity threats remain a continuing risk and future incidents could adversely affect the Company’s operations, financial condition, or reputation.

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

Item 2. Properties.

The corporate office for MRNA Scientific is located at Unit A-28-7, Level 28, Tower A, Menara UOA Bangsar, No.5 Jalan Bangsar Utama 1, 59000 Kuala Lumpur, Malaysia. The lease commenced on June 1, 2024 and terminates on May 31, 2027, with option to extend till May 31, 2029. The space consists of 2,206 square feet with an annual rent of approximately $30,190.

We also have two laboratories. One of our laboratories is located at 4th Floor, Wisma Life Care, No. 5, Jalan Kerinchi, Bangsar South, 59200 Kuala Lumpur, Malaysia. The lease commenced on November 1, 2016 and terminates on April 30, 2026. The annual rent is approximately $6,563. The other laboratory is located at Lab 353, University Science Malaysia, George Town, Penang, Malaysia. The lease commenced on December 1, 2017 and terminates on November 30, 2026. The space consists of 1,500 square feet with an annual rent of approximately $32,257.

On July 2, 2012, we purchased a 25,000 sq. ft wholesale distribution center at 4, Jalan CJ 1/6, Kawasan Perusahaan Cheras Jaya, 43200 Cheras, Selangor, Malaysia, and two investment properties for $1,395,210. The two investment properties are listed below.

•	An 1,100 sq ft condominium located at No. B-17-03, Duet Residence, Jalan Kinrara 6, Bandar Kinrara, 47180 Puchong, Selangor, purchased on August 26, 2020;

•	A 2,000 sq ft commercial building located at First floor, No. 2B Pelangi Avenue, Jalan Kelicap 42A/KU1, Klang Bandar, Diraja, 41050 Klang, Selangor purchased on September 21, 2020.

On July 1, 2024, we entered into a lease for Lot 238 and 239, Jalan Villaraya 1/9, Kawasan Industri Villaraya, 43500 Semenyih, Selangor. The lease terminates on June 30, 2026, with an option to extend for one year. The purpose of this lease is to establish a manufacturing facility for a new high-quality color paste production line.

Item 3. Legal Proceedings.

From time to time, the Company may be involved in claims, disputes, investigations, or legal proceedings arising in the ordinary course of business.

As previously disclosed, the Company has been reviewing certain historical transactions involving former officers of Chemrex Corporation Sdn. Bhd. and related governance and approval matters. That review remains ongoing, and the Company is continuing to assess whether any claims or legal actions should be pursued in connection with those matters.

As of the date of this Annual Report, except for the foregoing review and related matters, the Company is not a party to any material legal proceeding, and, to the Company’s knowledge, no material legal proceeding is pending or threatened against the Company or its subsidiaries that the Company believes would have a material adverse effect on its business, financial condition, or results of operations.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Capital Market under the symbol “BGLC”.

Capital Stock

As of the date of this filing, there are 2,417,314 shares of our common stock issued and outstanding that was held by 293 stockholders of record and no shares of preferred stock issued and outstanding. Under our Articles of Incorporation, as amended, we are authorized to issue 300,000,000 shares of common stock, no par value, and 30,000,000 shares of preferred stock, no par value. The shares of preferred stock are “blank check’ meaning the Company’s board of directors can issue shares of preferred stock in such series with such rights, privileges and preferences as determined from time to time by the board of directors without shareholder approval, subject to conditions outlined in the Nasdaq listing rules.

Dividend Policy

The Company has not declared or paid any cash dividends on its Common Stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. The payment of dividends, if any, is within the discretion of the board of directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the board of directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

In December 2025, the Company shareholders approved the Company’s 2025 Equity Incentive Plan (“Plan”). The Plan authorizes the issuance of approximately 403,000 shares of common stock to Company employees and consultants, subject to annual adjustment provisions under the plan. As of the date of this filing, no options or grants have been issued under the Plan.

Recent Sales of Registered Securities

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

Sales, if any, will be made in transactions deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, which may be made directly on The Nasdaq Capital Market or otherwise at prevailing market prices, at prices related to prevailing market prices, or at negotiated prices, as permitted by the Agreement. The Company is not obligated to sell any shares under the ATM Program, and the Agent is not required to purchase any shares. The Form S-3 became effective on November 27, 2025, and 53,478 shares have been sold for proceeds of $267,311 as of the date of filing of this Form 10-K.

Recent Sales of Unregistered Securities

In November 2025, the Company issued 175,000 shares of common stock to ARC Group International Ltd (‘ARC”) as consideration for ARC’s commitment under the purchase agreement to purchase, from time to time at the Company discretion, up to $500,000,000 of the Company’s common stock, no par value per share, over a 36-month period. The stock issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder.

In November 2025, the Company issued 392,329 shares of common stock to Fidelion Diagnostics Pte. Ltd (“Fidelion”) as consideration for the Company’s subscription of Fidelion shares. This formed part of the conditions under the Share Subscription and Shareholders’ Agreement “SSSA” entered into with Fidelion and TongShu Biotechnology (Hong Kong) Co., Limited (‘Tongshu”). The stock issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder.

Issuer Purchases of Equity Securities

None

Item 6. Selected Financial Data.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis of the Company’s financial condition and results of operations should be read together with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report.

Overview

BioNexus Gene Lab Corp. conducts operations through Chemrex Corporation Sdn. Bhd. and MRNA Scientific Sdn. Bhd. Chemrex is engaged in the distribution of industrial chemical raw materials, and MRNA Scientific is engaged in blood-based genomic screening services and related diagnostics activities.

During fiscal year 2025, the Company’s results were affected primarily by lower sales volume at Chemrex, lower other income compared to fiscal year 2024 due mainly to a smaller reversal of expected credit losses, higher holding-company general and administrative expenses, and financing and strategic transactions involving Fidelion Diagnostics Pte. Ltd., ARC Group International Ltd., and the Company’s at-the-market offering program.

Management’s principal areas of focus during fiscal year 2025 included liquidity management, remediation of internal control and governance issues identified at Chemrex, support for ongoing subsidiary operations, and the evaluation of strategic opportunities in diagnostics-related businesses.

Going Concern and Liquidity Considerations

We ended 2025 with positive working capital, and our liquidity remains dependent on continued management of operating cash usage, the performance of Chemrex, and access to capital. At December 31, 2025, we had working capital of $4,927,781, compared to $5,479,146 at December 31, 2024. The year-over-year decline reflected operating losses, expenditures relating to strategic initiatives, and continued public-company and holding-company costs.

Management’s current plans to address liquidity include maintaining and improving Chemrex operating performance, controlling discretionary expenditures, continuing remediation efforts intended to strengthen internal controls and governance, and pursuing external financing and capital markets transactions where available. However, there can be no assurance that additional financing, if needed, will be available on acceptable terms or at all. The use of equity financing could be dilutive to existing shareholders, while debt financing could impose restrictive covenants or other limitations.

Recent Developments

Corporate Actions

Notification of Delisting and Remedy of Delisting

As mentioned herein, from late 2023 through the second quarter of 2025, the Company faced potential Nasdaq delisting due to its “Bid Price” deficiency. The Company shareholders approved a 1 for 10 reverse split of its common stock in March 2025, which was filed with the State of Wyoming on April 7, 2025. The Company subsequently remedied its Bid Price deficiency with Nasdaq.

Reverse Stock Split

As referenced above, on March 19, 2025, the "Company held a Special Meeting of Shareholders (the "Meeting") to approve a reverse stock split of the Company’s outstanding shares of common stock, with a ratio ranging from one-for-five (1:5) to one-for-ten (1:10), with the exact ratio to be set at the discretion of the Board of Directors. After a quorum was established, the shareholders approved the Reverse Stock Split. Thereafter, on that same date, the Board of Directors set the reverse stock split ratio at 1 for 10. The Reverse Stock Split became effective on April 7, 2025.

Share Subscription and Shareholders’ Agreement (the “SSSA”)

On November 12, 2025, the Company entered into a Share Subscription and Shareholders’ Agreement (the “SSSA”) by and among Fidelion, the Company, Tongshu Biotechnology (Hong Kong) Co., Limited (“Tongshu”), Mr. Su-Leng Tan Lee, Molecule Bio LLC and Rainy Morning Technology (Hong Kong) Limited.

Pursuant to the SSSA, the Company agreed to subscribe for newly issued ordinary shares of Fidelion such that the Company will hold at least 15.0% of Fidelion’s enlarged share capital at completion, in exchange for the Company issuing to Fidelion 392,329 shares of common stock (which represents 19.9% of the Company’s outstanding common stock as of such date). Completion of the SSSA is subject to specified conditions precedent, including execution of a Southeast Asia intellectual property license between the Company and Fidelion and customary corporate and third-party consents.

Exclusive Southeast Asia License Agreement (‘License Agreement”) with Fidelion

Pursuant to a Form 8-K filed on November 28, 2025, the Company announced that it has entered into a Licensing Agreement with Fidelion. In consideration for the license, the Company agreed to pay Fidelion a total license fee of $2,000,000 in 24 equal monthly instalments and committed to purchase at least $500,000 in value of VitaGuard™ reagents and system component during the first 24 months following the effective date.

ARC Group International Equity Purchase Agreement

On November 28, 2025, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) with ARC Group International Ltd. (“ARC”), the parent of ARC Group Securities, a FINRA registered broker/dealer. Under the terms of the Purchase Agreement, ARC has committed to purchase, from time to time at the Company’s discretion, up to $500,000,000 of the Company’s common stock, no par value per share (“Common Stock”), over a 36-month period (the “Facility”).

Under the Facility, the Company, in its sole discretion and subject to the terms and conditions of the Purchase Agreement, may direct ARC to purchase registered shares of Common Stock at a purchase price equal to a specified discount to the prevailing volume-weighted average price during an agreed pricing period, the discount being between 3.0% and 3.5%. ARC may not purchase shares under the Facility that would result in its beneficial ownership exceeding 9.99% of the Company’s then-outstanding Common Stock and is prohibited from short selling or hedging transactions involving the Company’s securities.

As consideration for ARC’s commitment under the Facility, the Company issued to ARC 175,000 shares of Common Stock (the “Commitment Shares”) on November 26, 2025.

Audit Committee Review and Governance Remediation

In 2025, our Audit Committee undertook a comprehensive review of historical transactions at our wholly owned subsidiary, Chemrex Corporation Sdn. Bhd., following concerns raised about internal control procedures and board authorization. The review identified the following material items:

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

As a result of these findings, the Board, in coordination with the Audit Committee, is implementing enhanced governance controls, updating approval workflows, and reviewing subsidiary-level delegations of authority. These steps are intended to strengthen oversight and align our corporate governance practices with Nasdaq and SEC expectations. In addition, at this time, the Company is assessing its claims against the former Chemrex officers.

Cybersecurity and Digital Assets Integration

On March 5, 2025, the Company announced its Ethereum-focused treasury strategy. This decision marked the Company as the first Nasdaq-listed company to exclusively prioritize Ethereum (ETH) as a strategic treasury asset, and is in line with recent announcements of Ethereum being included in the US “Crypto Strategic Reserve.”

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

Known Trends, Uncertainties, and Events

Looking ahead, we anticipate the following key developments will shape our operations:

•	Full remediation of internal control deficiencies and establishment of a uniform group-level risk and compliance framework;

•	Continued development of the VitaGuard™ Minimal Residual Disease (MRD) platform in the South East Asian market;

•	Continued expansion into digital healthcare markets, including the deployment of capital into Malaysian government co-investment projects;

•	Potential revenue acceleration through strategic alliances, mergers, or acquisitions facilitated by the Company’s investment banking advisor; and

Critical Accounting Policies and Estimates

In preparing our Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States, and pursuant to the rules and regulation of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We evaluate our assumptions, judgments and estimates on a regular basis. We also discuss our critical accounting policies and estimates with the Audit Committee of the Board of Directors.

We believe that the assumptions, judgments and estimates involved in the accounting for valuation of current expected credit losses have the greatest potential impact on our Consolidated Financial Statements. This area is key component of our results of operations and are based on complex rules requiring us to make judgments and estimates, and consequently, we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

Current Expected Credit Losses

The Company maintains an allowance for credit losses on financial assets, including trade receivables and other financial instruments, in accordance with ASC 326, which requires the use of the current expected credit loss (“CECL”) model. Under the CECL model, the Company estimates expected credit losses over the contractual life of financial assets based on a combination of historical loss experience, current conditions, and reasonable and supportable forecasts of future economic conditions.

The determination of the allowance for credit losses requires significant judgment and estimation. In developing its estimate, the Company considers factors such as the aging and composition of receivables, historical collection trends, customer creditworthiness, and forward-looking macroeconomic indicators. The Company may also apply qualitative adjustments to address specific risks not fully captured in the quantitative analysis, including changes in industry conditions or customer-specific developments.

This estimate is considered critical because it involves a high degree of subjectivity and has a material impact on the Company’s financial condition and results of operations. Changes in key assumptions, including the economic outlook or the financial condition of customers, could result in material adjustments to the allowance. In particular, adverse economic conditions, increased customer concentration risk, or deterioration in credit quality may lead to higher expected credit losses.

The Company reassesses the adequacy of the allowance at each reporting period. Changes in estimates are recognized in earnings in the period in which they are identified and could materially affect the Company’s results of operations

Result of Operations

Exchange Rates

Translation of amounts from RM (MYR) into US$1.00 has been made at the following exchange rates for the respective years:

	December 31,	December 31,
	2025	2024
Year-end US$1.00: MYR exchange rate	4.0610	4.4755

	January 1,	January 1,
	to	2024 to
	December 31,	December 31,
	2025	2024
Yearly average US$1.00: MYR exchange rate	4.2798	4.5710

Results of Operations for the Year Ended December 31, 2025, compared to the Year Ended December 31, 2024 (Audited).

The following table sets forth key components of the results of operations for fiscal years ended December 31, 2025 and 2024, respectively.

Consolidated	Year ended
	December 31, (Audited)
	2025	2024

REVENUE (including $68,104 and $112,556 of revenue from related parties for the year ended December 31, 2025 and 2024 respectively)	$7,424,911	$9,510,646

COST OF REVENUE (including $9,503 and $297,736 of cost of revenue from related parties for the year ended December 31, 2025 and 2024, respectively)	(6,339,694)	(8,221,125)

GROSS PROFIT	1,085,217	1,289,521

OTHER INCOME
Dividend income	22,112	68,130
Interest income	83,888	147,641
Fair value gain on investments in equity securities	-	69,476
Gain on disposal of investments in equity securities	27,201	38,409
Reversal of expected credit losses	144,767	1,689,412
Gain from foreign exchange	94,664	-
Others	59,485	59,405
TOTAL OTHER INCOME	432,117	2,072,473

OPERATING EXPENSES
Sales and marketing	(1,736,331)	(2,030,684)
Research and development	(50,670)	(47,511)
General and administrative (including $4,206 and $1,969 of rental expenses to related parties for the year ended December 31, 2025 and 2024, respectively)	(1,535,452)	(1,832,968)
Share-based compensation	(794,770)	(141,000)
Fair value loss on investments in equity securities	(93,965)	-
Provision for expected credit losses	(271,211)	(883,533)
TOTAL OPERATING EXPENSES	(4,482,399)	(4,935,696)

LOSS FROM OPERATIONS	(2,965,065)	(1,573,702)

FINANCE COSTS	(19,542)	(21,146)

LOSS BEFORE TAXES	(2,984,607)	(1,594,848)

Tax expense:
Deferred tax	-	12,305
Income tax	-	(15,799)
Tax expense	-	(3,494)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,984,607)	$(1,598,342)

Other comprehensive income
Foreign currency translation gain	434,251	122,294

COMPREHENSIVE LOSS	$(2,550,356)	$(1,476,048)

Revenues

Revenues decreased by 21.9% during fiscal year 2025 compared to fiscal year 2024 primarily due to lower business volume registered by Chemrex as a result of the change of management which impacted relations with a number of customers. The foreign currency translation denominated in currency other than the U.S. dollar also has an impact on revenues during fiscal year 2025.

Cost of Revenues

Cost of revenue decreased by 23% during fiscal year 2025 compared to fiscal year 2024 primarily due to lower revenues for the reasons described above.

Other Income

Other income decreased by 79% during fiscal year 2025 compared to fiscal year 2024 primarily due to a smaller reversal of expected credit losses during fiscal year 2025 by Chemrex. In fiscal year 2024, there was a reversal of expected credit losses of $1,689,412 by Chemrex, whereas during fiscal year 2025, the reversal was only $144,767. Dividend, fair value gain on investment in equity securities and interest income was also reduced due to reductions in shares owned and term deposits held in interest bearing accounts. The foreign currency translation denominated in currency other than the U.S. dollar has also impacted on other income during 2025.

Operating Expenses

Operating expenses decreased by 9% during fiscal year 2025 compared to fiscal year 2024. The main reason for the lower operating expenses in fiscal year 2025 was mainly due to lower provision of expected credit losses and lower sales and marketing expenses incurred partially offset by higher general administration expenses. The foreign currency translation denominated in currency other the U.S. dollar also has an impact on lowering operating expenses during fiscal year 2025.

Loss from Operations

Our loss from operations has increased by 88% due to the reasons outlined above.

Tax Expense

We had a lower tax expense during fiscal year 2025 compared to fiscal year 2024 due to losses from our operating subsidiaries.

Foreign Currency Translation Gain

We are exposed to fluctuations in foreign exchange rates on the translation of monetary assets and liabilities denominated in currencies other than the US Dollar. Therefore, any change in the relevant exchange rate will require us to recognize a transaction gain or loss on revaluation. For the annual period ended December 31, 2025, we had foreign currency translation gain of $434,251 compared with foreign currency translation gain of $122,294 for 2024.

	MRNA Scientific (Provision for genomic screening services)	Chemrex (Trading of industrial chemicals)	MRNA Scientific (Provision for genomic screening services)	Chemrex (Trading of industrial chemicals)
	Year ended December 31, 2025		Year ended December 31, 2024

REVENUE	$19,089	$7,405,822	$16,069	$9,494,577

COST OF REVENUE	(9,335)	(6,330,359)	(7,316)	(8,213,809)

GROSS PROFIT	9,754	1,075,463	8,753	1,280,768
OTHER INCOME
Dividend income	-	22,112	-	68,130
Interest income	73,274	10,614	109,444	38,197
Fair value gain on investments in equity securities	-	-	-	69,476
Gain on disposal of investments in equity securities	-	27,201	-	38,409
Reversal of expected credit losses	-	144,767	-	1,689,412
Gain from foreign exchange	94,664	-	-	-
Others	10,514	48,971	13,507	45,898
TOTAL OTHER INCOME	178,452	253,665	122,951	1,949,522

OPERATING EXPENSES
Sales and marketing	(135,714)	(1,548,420)	(125,299)	(1,861,456)
Research and development	(50,670)	-	(47,511)	-
General and administrative	(211,467)	(461,943)	(194,038)	(679,321)
Fair value loss on investments in equity securities	-	(93,965)	-	-
Provision for expected credit losses	-	(271,211)	-	(883,533)
TOTAL OPERATING EXPENSES	(397,851)	(2,375,539)	(366,848)	(3,424,310)

LOSS FROM OPERATIONS	(209,645)	(1,046,411)	(235,144)	(194,020)

FINANCE COSTS	(12,709)	(6,645)	(11,795)	(9,072)

LOSS BEFORE TAXES	(222,354)	(1,053,056)	(246,939)	(203,092)

Deferred tax		-	-	12,305
Tax expense		-	-	(15,799)
Total tax (expense)/credit	-	-	-	(3,494)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(222,354)	$(1,053,056)	$(246,939)	$(206,586)

Revenue

	FYE December 31 2025			FYE December 31 2024
	Revenue $	Change from prior year %	Contribution to total revenue	Revenue $	Contribution to total revenue
MRNA Scientific	19,089	18.8%	0.3%	16,069	0.2%
Chemrex	7,405,822	-22.0%	99.7%	9,494,577	99.8%
	7,424,911	-21.9%	100.0%	9,510,646	100.0%

MRNA Scientific’s revenue increased by 18.8%, due to the impact of foreign currency translation denominated in non-U.S. dollar currencies.

Revenue for Chemrex decreased by 22% mainly due to lower business volume as a result of change of management in the 4th quarter of the fiscal year 2025.

Cost of Revenues and Gross Margin

	FYE December 31
	2025	2024
Cost of Revenue
MRNA Scientific	9,335	7,316
Chemrex	6,330,359	8,213,809
Total cost of sale	6,339,694	8,221,125

Gross Margin percentage
MRNA Scientific	51.1%	54.5%
Chemrex	14.6%	13.6%
Total Gross Margin percentage	14.7%	13.7%

The gross margin percentage for MRNA Scientific reduced slightly during fiscal year 2025 compared to fiscal year 2024 mainly due to a different mix of services with lower gross margins.

The gross margin percentage for Chemrex improved during fiscal year 2025 compared to fiscal year 2024 mainly due to a different product mix in sales.

Other Income

	FYE December 31
	2025		2024
	$	% Change from prior year	$
MRNA Scientific	178,452	45.1%	122,951
Chemrex	253,665	-87.0%	1,949,522
	432,117	-79.1%	2,072,473

Other income for MRNA Scientific improved during fiscal year 2025 compared to fiscal year 2024 mainly due to higher rental received and gain from unrealised foreign exchange.

	MRNA Scientific (Provision for genomic screening services)
OTHER INCOME	2025	Change from prior year	2024
	$	%	$
Interest income	73,274	-33%	109,444
Gain from unrealised foreign exchange	94,664	100%	-
Others	10,514	-22%	13,507
TOTAL OTHER INCOME	178,452	45%	122,951

Chemrex recorded lower other income during 2025 compared to 2024 mainly due to lower reversal of expected credit losses, no fair value gain on investments in equity securities, lower dividend income and interest income during 2025 compared to 2024.

	Chemrex (Trading of industrial chemicals)
OTHER INCOME	2025	Change from prior year	2024
	$	%	$
Dividend income	22,112	-68%	68,130
Interest income	10,614	-72%	38,197
Fair value gain on investments in equity securities	-	-100%	69,476
Gain on disposal of investments in equity securities	27,201	-29%	38,409
Reversal of expected credit losses	144,767	-91%	1,689,412
Others	48,971	7%	45,898
TOTAL OTHER INCOME	253,665	-87%	1,949,522

Sales and Marketing

	FYE December 31
	2025		2024
	$	% Change from prior year	$
MRNA Scientific	135,714	8.3%	125,299
Chemrex	1,548,420	-16.8%	1,861,456
BGLC	52,197	18.8%	43,929
	1,736,331	-14.5%	2,030,684

Sales and marketing expenses for MRNA Scientific during fiscal year 2025 increased by 8.3% mainly due to higher business development and travelling expenses compared to the prior fiscal year. Sales and marketing expenses for Chemrex was reduced by 16.8% primarily due to lower associated staff remuneration and variable selling expenses. Foreign currency translation for currency denominated other than in U.S dollars also has a negative impact on expenses during fiscal year 2025.

Sales and marketing expenses for BGLC increased for fiscal year 2025 due to increased direct business development and travelling expenses incurred in fiscal year 2025.

Research and Development

Research and development costs during fiscal year 2025 were solely related to MRNA Scientific’s continued development of its blood-based genomic screening (BGS) test.

General and Administrative

	FYE December 31
	2025		2024
	$	% Change from prior year	$

MRNA Scientific	211,467	9.0%	194,038
Chemrex	461,943	-32.0%	679,321
BGLC	862,042	-10.2%	959,609
	1,535,452	-16.2%	1,832,968

General and administrative expenses for MRNA Scientific increased by 9% mainly due to higher amortisation of right of use assets and higher staff costs. General and administrative expenses for Chemrex was reduced by 32% primarily due to lower staff salaries, lower impairment loss on investment properties and reduced losses on foreign exchange. The foreign currency translation for currency denominated other than in U.S dollars also has an impact on expenses during fiscal year 2025.

General and administrative expenses for BGLC, reduced by 10.2% due to lower professional fee related to legal and lower director fee.

Share-based Compensation

Share-based compensation increased due to the issuance of 175,000 shares of common stock related to financing in fiscal year 2025. In fiscal year 2024, 30,000 shares (after reversed split of 1 to 10) of common stock were issued to professional parties or service providers in lieu of cash for services rendered

Provision for Expected Credit Losses

With the improvement in our collection efforts, we had a lower provision of expected credit losses during fiscal year 2025 as compared to fiscal year 2024.

Loss Before Taxes

Loss before taxes has increased to $2,984,607 (87.1%) during fiscal year 2025 from $1,594,848 in fiscal year 2024 for the reasons described above.

Income Tax Expense

For fiscal year 2025, we did not have income tax expenses due to our incurred losses.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2025, we had working capital of $4,927,781 compared with working capital of $5,479,146 as of December 31, 2024. The decrease in working capital as of December 31, 2025 from December 31, 2024, was due principally to operational losses, which included undertaking new strategic initiatives, in line with the Company’s overall strategic plans.

Our primary uses of cash have been for operations and strategic investments. The main sources of cash were generated from operational revenues, the private placement of our common stock, and the proceeds of our public offering. The following trends could result in a material decrease in our liquidity over the near to long term:

•	Addition of administrative and marketing personnel as the business grows,

•	Increases in advertising and marketing in order to attempt to generate more revenues, and

•	The cost of being a public company.

The Company’s ability to sustain operations over the next 12 months will depend on operating performance, working capital management, cost controls, and access to external financing, and there can be no assurance that these sources will be sufficient or available on acceptable terms.

The following is a summary of the Company’s cash flows provided by (used in) / generated from operating, investing, and financing activities for the year ended December 31, 2025, and 2024:

	Year Ended
	December 31,
	2025	2024

Net cash used in operating activities	$(1,838,382)	$(2,093,260)
Net cash generated from investing activities	944,751	418,202
Net cash generated from financing activities	298,841	3,975
Foreign currency translation adjustment	194,207	40,339
Net Change in Cash and Cash Equivalents	$(400,583)	$(1,630,744)

Operating Activities

Cash provided by operating activities decreased $254,878 in fiscal year 2025 compared to fiscal year 2024. This is primarily due to lower revenue and substantial decreased in trade payable, partly offset by substantial decrease in trade receivables.

Investing Activities

Cashflow outflows from investing activities are primarily for acquisition and capital expenditure, while cash inflows are primarily proceeds from disposal of investment and capital items.

Cash generated for investing activities was $944,751 in fiscal year 2025 as compared to cash generated of $418,202 in fiscal year 2024.

In fiscal year 2025, the Company had net cash of $944,751 generated from investment activities from acquisition of investments in equity securities of $(9,159), purchase of plant and equipment of $(36,971), fixed deposits placed of $(62,860), cash generated from dividend income of $22,112, proceeds from disposal of investments in equity securities of $1,031,629.

During fiscal year 2024, the Company had net cash of $418,202 generated from investment activities from acquisition of investments in equity securities of $(492,732), purchase of plant and equipment of $(226,989), fixed deposits placed of $(78,835), cash generated from dividend income of $68,130, proceeds from disposal of investments in equity securities of $1,068,777, and a refund from the settlement of a supplier contract dispute at $79,851.

Financing Activities

Cash generated from financing activities increased to $298,841 in 2025 from $3,975 in 2024. The increase is primarily attributable to 53,478 shares having been sold for proceeds of $267,311 under the ATM Program.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended).

Based on that evaluation, management concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting identified at the Company’s wholly owned subsidiary, Chemrex Corporation Sdn. Bhd.

The material weakness related to a lack of oversight and inadequate delegation authority over certain financial transactions, which were executed without proper Board or Audit Committee approval. These issues arose during a period in which there was a temporary governance gap surrounding the resignation of key directors, including one member of the Audit Committee.

Management’s Report on Internal Control over Financial Reporting

The Company is not required to provide an attestation report from its registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 as it qualifies as a smaller reporting company.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2025, using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2025, due to the same material weakness described above.

Remediation Plan

In response to the identified material weakness, the Company has initiated a remediation plan that includes the following actions:

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

Management has implemented significant elements of this remediation plan. However, the review and ratification process relating to certain affected transactions remains ongoing as of the date of this Annual Report. In addition, the material weakness will not be considered remediated until the revised controls have been in operation for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2025, the Company began implementing remediation measures in response to the material weakness described above, including changes to approval and oversight processes at the subsidiary level. Other than those remediation activities, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company expects to continue implementing and testing remediation measures during 2026.

Item 9B. Other Information.

During the quarter ended December 31, 2025, no director or officer of the Company adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), and no director or officer adopted, modified, or terminated any non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408(a) of Regulation S-K.

The Company has adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of the Company’s securities by directors, officers, employees, and the Company itself. These policies and procedures are contained in the Company’s Code of Business Conduct and Ethics. A copy of the Company’s insider trading policies and procedures, as set forth in the Code of Business Conduct and Ethics, is filed as Exhibit 19 to this Annual Report on Form 10-K.

There was no information required to be disclosed in a report on Form 8-K during the quarter ended December 31, 2025 that was not previously reported.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages, and positions of our executive officers and directors as of the date of this Annual Report. Our executive officers are elected by, and serve at the discretion of, our Board of Directors. Our directors are elected by our shareholders and hold office until their successors are duly elected and qualified, or until their earlier resignation, death, or removal.

Directors and Executive Officers

Name	Age	Position
Su-Leng Tan Lee	42	Chief Executive Officer, President, and Director
Muhammad Azrul bin Abdul Hamid	51	Director; Chair of the Compensation and Nominating Committees; Member of Audit Committee
Chee Keong Yap	70	Director; Chair of the Audit Committee; Member of Compensation Committee
Jook Yuen Low	48	Director; Member of Audit and Nominating Committees
Set Fui Chong	62	Chief Financial Officer

There are no family relationships among any of our directors or executive officers. To the best of our knowledge, during the past ten years none of our current directors or executive officers has been involved in any event required to be disclosed under Item 401(f) of Regulation S-K.

Su-Leng Tan Lee has been the Chief Executive Officer of the Company since December 11, 2023, and was appointed President of the Company on November 5, 2024. Previously, Mr. Tan Lee was the Company’s Chief Operating Officer from August 2023 until December 11, 2023. Mr. Tan Lee has over 20 years of extensive experience in a variety of industries, including information systems, hospitality, investment management, construction, property development, travel, government liaison, and life sciences, primarily focused on commercialization, finance, and general management. From May 2022 to August 2023, Mr. Tan worked as the Chief Commercial Officer for Dryox Health Limited, a startup focused on repurposing drugs for unmet needs in the dermatological space, specifically anticholinergic drugs. From August 2017 to August 2023, Mr. Tan worked as the FLO Life Sciences Group’s owner and Managing Director, focusing on infectious diseases and oncology pre-clinical drug candidates and clinical research. From July 2018 to April 2019, Mr. Tan was the President of Avillion Berhad, a publicly listed travel and hospitality group with hotels, commercial property, and inbound/outbound travel services. The Company believes Mr. Tan is qualified to serve as the Company’s Chief Executive Officer and a member of the Board due to his extensive experience with biotech and pharmaceutical companies.

Muhammad Azrul bin Abdul Hamid has been a director of the Company since December 11, 2023. He is a member of the Audit Committee and is Chairman of the Nominating and Corporate Governance Committee, and the Compensation Committee. He has more than 20 years of experience as a lawyer in a range of matters at the Malaysian High Court and the Malaysian Court of Appeal involving IP claims, contractual matters, debt collection and tortious claims. Mr. Azrul also has experience in providing advisory services for the technology industry, providing advice on intellectual property protection and enforcement matters. Mr. Azrul has advised clients on the multiple facets of public policy and government engagement, including dealing with government agencies and local authorities in relation to business related issues for start-ups, small and medium enterprises, and multinational corporations. Mr. Azrul is a member of the Malaysian Eurocham IP Committee, Kuala Lumpur Bar Committee IT Committee, and Bar Council Cyberlaw Committee. He is a contributor and regular speaker for the South East Asia EU-SME IPR Helpdesk. The Company believes Mr. Hamid is qualified to serve as a member of the Board due to his extensive experience with legal matters.

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

Jook Yuen Low has been a Director of the Company since November 5, 2024, and also is a member of the Audit Committee and the Nominating and Corporate Governance Committee. She holds a Bachelor of Laws (LLB) and a Master of Business in Public Relations from the Queensland University of Technology, Australia. She was called to the Bar as an Advocate & Solicitor of the High Court of Malaya in 2004. Currently, Ms. Low is a partner at the law firm Azura Mokhtar & Low. Her legal career spans over 20 years, during which she has gained substantial experience in conveyancing, corporate law, and wealth management consulting. Her expertise includes advising on property, real estate, banking transactions, and corporate agreements such as shareholders’ agreements, joint ventures, and power of attorney and as a result, the Company believes she is qualified to be a member of the Board.

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

Effective as of June 17, 2025, the Board of Directors of BGLC appointed Ms Chong Set Fui (Angeline) as the Company’s Chief Financial Officer and Principal Financial Officer, effective immediately. Ms. Chong will concurrently serve as Chief Financial Officer of the Company’s wholly owned subsidiary, MRNA Scientific Sdn. Bhd. and will perform the responsibilities of the Principal Financial Officer of BioNexus Gene Lab Corp. in accordance with U.S. federal securities laws and Nasdaq rules.

Concurrent with the new appointment, Mr. Su-Leng Tan Lee ceased his role as acting Chief Financial Officer and Principal Financial Officer of the Company.

Terms of Directors and Officers

Our officers are elected by and serve at the discretion of the Board of Directors. Our directors are elected by our shareholders in accordance with our organizational documents and applicable law.

Compensation of Directors and Executive Officers

For the year ended December 31, 2025, we paid an aggregate of approximately $529,884, in cash and benefits to directors and executive officers. In December 2025, our shareholders approved our 2025 Stock Incentive Plan. As of the date of this filing, no stock awards or stock options have been granted under the plan. We have not set aside or accrued any amount to provide pension, retirement or other similar benefits to our executive officers and directors. We have no service contracts with any of our directors providing for benefits upon termination of employment.

Board Committees and Director Independence

Director Independence

Our Board of Directors has affirmatively determined that Chee Keong Yap, Muhammad Azrul bin Abdul Hamid, and Jook Yuen Low are independent directors within the meaning of Nasdaq Listing Rule 5605(a)(2). Accordingly, a majority of our Board is independent.

In making these determinations, the Board considered all relevant facts and circumstances, including the absence of any relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Board has also determined that each member of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee satisfies the applicable independence requirements of Nasdaq and, where applicable, Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

Board Committees

Our Board has established three standing committees – Audit, Compensation, and Nominating and Corporate Governance. All standing committees operate under a written charter approved by the Board.

Audit Committee

Our Audit Committee consists of Chee Keong Yap, Muhammad Azrul bin Abdul Hamid, and Ms. Jook Yuen Low. All members are independent directors as defined in accordance with Rule 10A-3 of the Exchange Act and the Nasdaq Listing Rules. Mr. Yap serves as Chairman of the committee. The Board has also reviewed their financial literacy and concluded that all Audit Committee members are “financially literate” and that Mr. Yap qualifies as the “Audit Committee Financial Expert” under Item 407(d)(5)(ii) of Regulation S-K.

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

Audit Committee Report

Review with Management. The Audit Committee has reviewed and discussed our audit completion report and financial statements for Fiscal Year 2025 with management.

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

In evaluating individual Board nominees, the Nominating and Corporate Governance Committee takes into account many factors, including:

•	a general and diverse understanding of the global economy, capital markets, finance and other relevant disciplines including cybersecurity;

•	a general understanding of the company’s business and technology;

•	a client experience orientation;

•	the requirements under the Company’s By-Laws;

•	the individual’s educational and professional background and personal accomplishments;

•	diversity, including, but not limited to, factors such as gender, ethnicity, race, sexual orientation and geography; and

•	an independent mindset

The Nominating and Corporate Governance Committee will identify new director candidates in the event of a vacancy in the Board through internal consultation and consultation with key stakeholders and shareholders. Subsequently the candidates will be evaluated to ensure they possess these key characteristics –

•	a commitment to long-term value creation for our stockholders;

•	an appreciation for stockholder feedback;

•	high personal and professional ethics;

•	a proven record of success;

•	sound business judgment;

•	a strategic vision and leadership experience;

•	having no known history of misconduct or disrepute, especially in public or Corporate office; and

•	knowledge of financial services;

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

The Compensation Committee has the authority to delegate any of its responsibilities to one or more subcommittees as the Committee may from time to time deem appropriate. If at any time the Compensation Committee includes a member who is not independent as defined under the Nasdaq Listing Rules, a subcommittee comprised entirely of individuals who are independent in accordance with the Nasdaq Listing Rules may be formed by the Compensation Committee for the purpose of ratifying any grants of awards under any incentive or equity-based plan for the purposes of complying with the exemption requirements of Rule 16b-3 of the Exchange Act; provided that any such grants shall not be contingent on such ratification. No compensation consultants were used during fiscal year 2025.

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

Attendance

There were 4 meetings of the Board of Directors held during fiscal year 2025. During the fiscal year, all Directors attended at least 75% of the aggregate number of meetings of the Board.

There were 2 meetings each of the Nominating and Corporate Governance Committee and Compensation Committee held during fiscal year 2025.

There were 4 meetings held by the Audit Committee held during fiscal year 2025, and an additional 2 Executive Sessions of only the Independent Members of the Board of Directors.

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

Code of Ethics

In conjunction with our listing on Nasdaq on July 20, 2023, the Company has adopted a Code of Business Conduct and Ethics which is available from the Investor Relations section of our website at www.bionexusgenelab.com.

Conflicts of Interest

The Company is not aware of any other conflicts of interest of our Executive Officers and Directors, other than those already declared, investigated, or reviewed and accepted by the Audit Committee, and of which material matters have been disclosed.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Based solely on a review of copies of reports filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and written representations from the reporting persons, the Company believes that during the fiscal year ended December 31, 2025, Chee Keong Yap, Muhammad Azrul bin Abdul Hamid, Jook Yuen Low, Su-Leng Tan Lee, and Set Fui Chong did not timely file one Initial Statement of Beneficial Ownership on Form 3. The Company is in the process of coordinating the preparation and filing of the applicable reports. Other than the foregoing, the Company believes that all other applicable Section 16(a) filing requirements for the fiscal year ended December 31, 2025 were satisfied on a timely basis.

Item 11. Executive Compensation.

Summary Executive Compensation Table

The following table reflects the Summary Compensation for our named Executive Officers for fiscal years ended December 31, 2025 and 2024, respectively. For such periods, there were no bonus, non-equity plan compensation, nonqualified compensation earnings or other compensation other than as stated below for the named executive officers.

Name and principal position	Year	Fee	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)	($)
Su-Leng Tan Lee	2025	12,000	434,019	-	-	-	-	-	-	446,019
Chief Executive Officer	2024	12,000	478,126	1,000	-	-	-	-	-	491,126

Set Fui Chong (1) Chief Financial Officer	2025	-	22,664	-	-	-	-	-	-	22,664

(1)         Ms Set Fui Chong began her employment with the Company on June 17, 2025.

Employment Agreements

Employment Agreement between Mr. Su-Leng Tan Lee and the Company

Effective as of August 15, 2023, the Company entered into an employment agreement with Mr. Su-Leng Tan Lee. The agreement provides for an annual base salary. Mr. Tan Lee’s employment will terminate two years from the effective date of the agreement, and such term shall be automatically extended for a one-year term thereafter at the Company’s request. The agreement has been extended by the Company through July, 2026. The agreement further provides that either party to the agreement may terminate Mr. Tan Lee’s employment upon one month’s prior written notice. Additionally, the agreement provides that Mr. Tan Lee shall not, during the term of the agreement and for 24 months after cessation of employment, carry on business in competition with the Company.

Employment Agreement between Ms. Set Fui Chong and the Company

Effective as of June 17, 2025, the Board of Directors of BGLC appointed Ms Chong Set Fui (Angeline) as the Company’s Chief Financial Officer and Principal Financial Officer, effective immediately. Ms. Chong will concurrently serve as Chief Financial Officer of the Company’s wholly owned subsidiary, MRNA Scientific Sdn. Bhd. and will perform the responsibilities of the Principal Financial Officer of BioNexus Gene Lab Corp. in accordance with U.S. federal securities laws and Nasdaq rules. Under the terms of her employment agreement, Ms. Chong will receive a monthly salary of RM15,000 (approximately USD $3,500), plus benefits including medical coverage, fuel allowance, and eligibility for discretionary bonus compensation. The agreement began on June 17, 2025 and terminates on June 16, 2027. Ms. Chong has over 25 years of Senior financial leadership experience, including serving as the Chief Financial Officer of Avillion Berhad from 2013 until November 2024. She is a member of the of the Malaysia Institute of Accountants (MIA) and Association of Chartered Certified Accountants (ACCA), and brings deep expertise in corporate financial reporting, internal controls, and regional operations oversight.

Concurrent with the new appointment, Mr. Su-Leng Tan Lee ceased his role as acting Chief Financial Officer and Principal Financial Officer of the Company.

Grants of Plan-Based Awards

As of December 31, 2025, there were no outstanding plan-based awards attributable to any executive officer.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2025 there were no outstanding equity awards attributable to any executive officer.

Option Exercises and Stock Vested

As of December 31, 2025, there were no option exercises or stock vesting attributable to any executive officer.

Pension Benefits

As of December 31, 2025, there were no pension benefits attributable to any executive officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of the date hereof, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five percent (5%); (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. The information is based on 2,417,314 shares of common stock issued and outstanding as of this filing.

	Amount and	Approximate
	nature of	percentage of
	beneficial	outstanding
	ownership of	Common Stock
Name and address of beneficial owners	Common Stock	(1)
Directors and Named Executive Officers:
Su-Leng Tan Lee (2)	-	-
Muhammad Azrul bin Abdul Hamid (3)	-	-
Chee Keong Yap (4)	-	-
Jook Yuen Low (5)	1,261	0.05%
Set Fui Chong (6)	-	-
All directors and executive officers as a group (5 persons)	1,261	0.05%

5% or Greater Stockholders
Fidelion Diagnostics Pte Ltd (7)	392,329	16.23%
ARC Group International Limited (8)	175,000	7.24%
Soo Kow Lai (9)	124,999	5.17%
Choong-Chin Liew (10)	166,666	6.89%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has ownership of and voting power and investment power with respect to our Common stock. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(2)	The address for Su-Leng Tan Lee is A-28-7, Level 28, Tower A, Menara UOA Bangsar, No.5 Jln Bangsar Utama 1, Kuala Lumpur, Malaysia.
(3)	The address for Muhammad Azrul bin Abdul Hamid is A-28-7, Level 28, Tower A, Menara UOA Bangsar, No.5 Jln Bangsar Utama 1, Kuala Lumpur, Malaysia.
(4)	The address for Chee Keong Yap is A-28-7, Level 28, Tower A, Menara UOA Bangsar, No.5 Jln Bangsar Utama 1, Kuala Lumpur, Malaysia.
(5)	The address for Jook Yuen Low is A-28-7, Level 28, Tower A, Menara UOA Bangsar, No.5 Jln Bangsar Utama 1, Kuala Lumpur, Malaysia.
(6)	The address for Set Fui Chong is A-28-7, Level 28, Tower A, Menara UOA Bangsar, No.5 Jln Bangsar Utama 1, Kuala Lumpur, Malaysia.
(7)	The address for Fidelion Diagnostics Pte Ltd is #13-09 International Plaza, Anson Road, 079903, Singapore.
(8)	The address for ARC Group International Limited is 1539 Nanjing West Road Office Tower 2 Floor 43 Kerry Center Shanghai, 200040, China.
(9)	The address for Soo Kow Lai is A-28-7, Level 28, Tower A, Menara UOA Bangsar, No.5 Jln Bangsar Utama 1, Kuala Lumpur, Malaysia. Shares held in registered name.
(10)	The address for Choong-Chin Liew is 81 Millersgrove Drive, Toronto, Ontario M2R 3S1, Canada. Shares held in registered name.

Mr. Tan Lee is the Chief Executive Officer of Fidelion Diagnostics Pte. Ltd., which holds 392,329 shares of the Company’s common stock. Mr. Tan Lee is not a member of Fidelion’s board, and the voting and dispositive decisions with respect to those shares are made by Fidelion’s board. Accordingly, those shares are not included in Mr. Tan Lee’s beneficial ownership reported in this table.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as stated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

1. Transactions with Fidelion Diagnostic Pte. Ltd.

Nature of relationship: Fidelion Diagnostics Pte. Ltd. is an entity with which the Company’s Chief Executive Officer has a shareholding, and is also an officer.

Description	2025 (USD)	2024 (USD)
Other assets - Fidelion	$83,333	$-
Other payables (Dec 31)	$83,333	$-

2. Transactions with Honkuk Material Sdn. Bhd.

Nature of relationship: Company affiliated with ex-directors of Chemrex

Description	2025 (USD)	2024 (USD)
Sales to Honkuk	$-	$34,060
Purchases from Honkuk	$-	$288,767
Factory Rental	$4,206	$1,969
Trade Payables (Dec 31)	$-	$-

Audit Committee Review: The transactions were not previously submitted for Board approval. The Audit Committee reviewed them in 2025 and accepted them provisionally based on management representations. These transactions are under continuing observation for compliance with the Company’s updated related party policy.

3. Transactions with RP Products Sdn. Bhd.

Nature of relationship: Entity controlled by an ex-director of Chemrex

Description	2025 (USD)	2024 (USD)
Sales to RP Products	$68,104	$78,496
Purchases from RP Products	$9,503	$8,969
Trade Receivables (Dec 31)	$31,420	$47,272

These transactions were historically executed without centralized disclosure. They are now subject to updated oversight procedures.

4. Amount owing to directors

Company	2025 (USD)	2024 (USD)
MRNA Scientific	$1,424	$4,004
Holding Co.	$48,055	$13,170
Total	$49,479	$17,174

5. Directors and Ex-Directors Remuneration (Chemrex, MRNA Scientific and Holding Company)

Compensation Type	2025 (USD)	2024 (USD)
Bonus	$18,692	25,202
Director Fees (HoldCo)	$73,200	86,600
Salaries (HoldCo)	$420,000	465,000
Salaries (Subsidiaries)	$1,178,610	1,512,206
Contract of Services (Subsidiaries)	$163,557	109,385
EPF Contributions	$99,240	178,686
Other Contributions (SOCSO, EIS)	$1,532	1,389
Total	$1,954,831	2,378,468

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

Item 14. Principal Accountant Fees and Services.

JP Centurion & Partners PLT is the Company’s current independent registered public accounting firm.

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

2025	$88,357
2024	$98,023

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2025	$-
2024	$-

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2025	$16,741
2024	$30,197

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2025	$-
2024	$-

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

Audit Committee’s Pre-Approval Process

The Audit Committee of the Company reviews fees proposed by our Independent Auditor, and accordingly, all services were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

EXHIBIT INDEX

Exhibit Number	Description

1.1**	Form of Underwriting Agreement

3.1**	Articles of Incorporation of the Registrant, as currently in effect

3.2**	Bylaws of the Registrant, as currently in effect

3.3**	Certificate of Amendment filed with the Secretary of the State of Wyoming on June 7, 2017

3.4**	Certificate of Amendment filed with the Secretary of the State of Wyoming on March 29, 2023

3.5**	Certificate of Amendment filed with the Secretary of the State of Wyoming on June 5, 2023

3.6**	Articles of Amendment filed with the Wyoming Secretary of State on February 11, 2025.

3.7**	Articles of Amendment filed with the Wyoming Secretary of State on April 1, 2025.

4.1**	Registrant’s Specimen Certificate for Common Stock

4.2**	Form of Representative’s Warrant

10.1**	Share Exchange Agreement between BioNexus and Chemrex

10.2**	Employment Agreement with Su-Leng Tan Lee

10.3**	Director Offer Letter by and between the Registrant and Su-Leng Tan Lee

10.4**	Director Offer Letter by and between the Registrant and Muhammad Azrul bin Abdul Hamid

10.5**	Director Offer Letter by and between the Registrant and Jook Yuen Low

10.6**	Director Offer Letter by and between the Registrant and Chee Keong Yap

10.7	The Service Contract between the Company and Ms. Chong Set Fui (Angeline)

10.8

Equity Distribution Agreement, dated November 7, 2025, between BioNexus Gene Lab Corp. and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Registration Statement on Form S-3 (File No. 333-291379) filed with the SEC on November 7, 2025).

10.9	Share Subscription and Shareholders’ Agreement, dated November 12, 2025, by and among Fidelion Diagnostics Pte. Ltd., BioNexus Gene Lab Corp., and the other parties thereto.

10.10	Equity Purchase Agreement, dated November 28, 2025, by and between BioNexus Gene Lab Corp. and ARC Group International Ltd.

10.11	Exclusive Intellectual Property License Agreement (Southeast Asia), dated November 28, 2025, by and between BioNexus Gene Lab Corp. and Fidelion Diagnostics Pte. Ltd.

19+	Code of Business Conduct and Ethics

21.1+	List of Subsidiaries of the Registrant

31.1	Certification of the Company’s Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

31.2	Certification of the Company’s Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

97+	Policy Relating to Recovery of Erroneously Awarded Compensation

99.2**	Audit Committee Charter

99.3**	Compensation Committee Charter

99.4**	Nomination Committee Charter

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Filed herewith.
**	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioNexus Gene Lab Corp.

/s/ Su-Leng Tan Lee	Dated: April 14, 2026
Su-Leng Tan Lee
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Su-Leng Tan Lee	Dated: April 14, 2026
Su-Leng Tan Lee
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Set Fui Chong	Dated: April 14 2026
Set Fui Chong
Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Chee Keong Yap	Dated: April 14, 2026
Chee Keong Yap
Director

/s/ Jook Yuen Low	Dated: April 14, 2026
Jook Yuen Low
Director

/s/ Muhammad Azrul bin Abdul Hamid	Dated: April 14, 2026
Muhammad Azrul bin Abdul Hamid
Director

PART I FINANCIAL INFORMATION

Page
ITEM FINANCIAL STATEMENTS:
1.
Report of Independent Registered Public Accounting Firm	F-2 to F-4

Consolidated Balance Sheets as of December 31, 2025 and 2024	F-5 to F-7
Consolidated Statements of Operations and Comprehensive Income/(Loss) for the Year Ended December 31, 2025 and 2024	F-8
Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2025 and 2024	F-9
Consolidated Statements of Cash Flows for the Year Ended December 31, 2025 and 2024	F-10 to F-11
Notes to the Consolidated Financial Statements	F-12 to F-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Bionexus Gene Lab Corp.

Unit A-28-7, Level 28, Tower A

Menara UOA Bangsar

No. 5, Jalan Bangsar Utama 1

59000 Kuala Lumpur

Malaysia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bionexus Gene Lab Corp. and subsidiaries (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income/(loss), consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Entity’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, for the year ended December 31, 2025, the Company incurred continuous loss of $2,984,607 and negative cash outflow from operating activities of $1,838,382 and as of December 31, 2025, the Company incurred an accumulated deficit of $6,427,227. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation of Trade Receivables and Expected Credit Losses (“ECL”)

The identification and measurement of credit impairment under ASC 326 - Financial Instruments: Credit Losses require management to exercise significant judgment in determining whether a financial asset is credit-impaired and, if so, to measure the loss allowance. Specifically, the determination of Expected Credit Losses for trade receivables involves subjective assessments regarding the collectability of outstanding balances, the creditworthiness of customers, and the appropriateness of forecasted economic conditions.

Given the complexity and judgment involved, we identified the impairment of trade receivables as a critical audit matter. The calculation of the loss allowance significantly impacts the financial statements and requires careful evaluation of assumptions, estimates, and the adequacy of data used in the assessment process.

Our audit procedure in this area included the following, among others:

a)	Obtained an understanding of the management’s process in determining and calculating the expected credit loss;
b)	Assessed significant assumptions, including recovery rates and impairment ratios and those relating to future economic events that are used to calculate the expected credit losses;
c)	Tested the completeness and accuracy of data used in the ECL calculation including the customer’s ageing reports;
d)	Tested the mathematical accuracy of the ECL model;
e)	Obtained an understanding of the latest development and the basis of measuring the impairment allowance for specific provisions and assessed management assumptions given the circumstances; and
f)	Assessed the adequacy of the relevant disclosures included in the consolidated financial statements.

Governance and Unusual Transactions in Subsidiary

During the audit, we identified matters relating to the governance and conduct of former directors of Chemrex Corporation Sdn. Bhd. (“Chemrex”), a subsidiary of the Company. These matters included:

•	Significant increases in directors’ remuneration without evidence of appropriate authorization;
•	Transactions involving counterparties with unclear or uncertain corporate standing;
•	Recording of certain transactions without evidence of shareholder approval; and
•	Subsequent resignation of key management and operational personnel

Although the underlying transactions primarily occurred in the prior year, these matters remained under investigation during the year ended December 31, 2025. Prior to the resignation of certain key personnel, the Company’s management together with the Audit Committee, initiated an internal investigation to review these matters. Steps were taken to halt or mitigate certain transactions upon identification of the concerns. On December 19, 2025, the Company received notices of resignation from four officers and directors of Chemrex. These developments have led to ongoing assessments by management regarding the nature and implications of the underlying transactions, as well as the potential courses of action available to the Company and its subsidiaries.

As of the date of this report, no definitive conclusions have been reached in relation to these matters, and the assessments remain subject to further review.

We determined this matter to be a critical audit matter due to the significant judgment required in evaluating:

•	The completeness and appropriateness of disclosures relating to the identified governance matters; and
•	The extent of information to be disclosed given that assessments remain ongoing and no conclusions have been reached.

Our audit procedures included, among others:

a)	Reviewing available internal documentation relating to the identified matters;
b)	Inquiring with management and those charged with governance regarding the status of ongoing assessments;
c)	Obtaining and reading legal correspondence and external legal opinions, where available, to understand the status of management’s assessment and any potential legal implications; and
d)	Assessing the adequacy and neutrality of the related disclosures in the financial statements.

Exclusive Intellectual Property License Agreement

During the financial year, the Company entered into an Exclusive Intellectual Property License Agreement with Fidelion Diagnostics Pte. Ltd. (“the licensor”), which grants the Company exclusive rights to use, develop, manufacture, and commercialize products utilizing the VitaGuard minimal residual disease liquid biopsy platform within the ASEAN territory. The agreement includes total consideration of $2,000,000 payable in instalments and certain performance-related obligations.

We determined this matter to be a critical audit matter due to the significant judgment required in evaluating the timing of recognition of the license rights and the related financial obligations, including whether the criteria for recognition of an intangible asset had been met as of December 31, 2025.

Specifically, judgment was required in assessing:

•	Whether control of the license rights had transferred to the Company as of year end; and
•	Whether the contractual payments represent a present obligation or are executory in nature.

Based on the audit evidence obtained, management concluded that the Company has not control the license rights in substance as of December 31, 2025, as such rights are contingent upon the satisfaction of certain conditions from licensor. Accordingly, no intangible asset has been recognized. Management further recognized a liability of $83,333 in respect of the initial instalment due, with the remaining commitments treated as executory.

Our audit procedures included, among others:

a)	Reviewing the terms of the license agreement to assess the nature of rights and obligations, including conditions related to the transfer of license rights;
b)	Evaluating management’s assessment of the timing of transfer of control of the license rights;
c)	Assessing whether the recognition of the initial liability and treatment of remaining commitments as executory are consistent with the substance of the agreement; and
d)	Evaluating the adequacy of the related disclosures in the financial statements.

JP CENTURION & PARTNERS PLT (PCAOB: 6723)
We have served as the Company’s auditor since 2021.
Kuala Lumpur, Malaysia

April 14, 2026

BIONEXUS GENE LAB CORP.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2025 AND 2024
(Currency expressed in United States Dollars (“US$”))
(Audited)

		As of
		December 31,	December 31,
	Note	2025	2024
ASSETS
CURRENT ASSETS
Cash and bank balances		2,383,369	1,583,479
Fixed deposits placed with financial institutions (including $1,553,322 and $1,490,461 of fixed deposits with original maturities more than 3 months as of December 31, 2025 and December 31, 2024 respectively)		1,656,336	2,793,948
Trade receivables, net of allowance for credit losses of $703,995 and $517,877 as of December 31, 2025 and December 31, 2024 respectively (including $31,420 and $47,272 of trade receivables from related party as of December 31, 2025 and December 31, 2024 respectively)	3	505,885	1,376,571
Other receivables, deposits and prepayments		81,728	203,660
Other assets	4	83,333	-
Tax recoverable	5	61,384	84,167
Inventories (including goods in transit of $Nil and $188,797 as of December 31, 2025 and December 31, 2024 respectively)		676,703	1,388,624
Total current assets		5,448,738	7,430,449

NON-CURRENT ASSETS
Operating lease right-of-use assets	6	177,737	215,243
Property, plant and equipment, net	7	1,598,769	1,522,990
Investments in equity securities	8	2,027,540	1,265,166
Total non-current assets		3,804,046	3,003,399
TOTAL ASSETS		$9,252,784	$10,433,848

See accompanying notes to the consolidated financial statements.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (CONT’D)

BIONEXUS GENE LAB CORP.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2025 AND 2024
(Currency expressed in United States Dollars (“US$”))
(Audited)

		As of
		December 31,	December 31,
	Note	2025	2024
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	9	2,335	1,503,326
Other payables and accrued liabilities	10	401,611	284,108
Current portion of operating lease liabilities	6	59,147	50,816
Advance payment from customer		8,385	95,879
Amount owing to directors		49,479	17,174
Total current liabilities		520,957	1,951,303

NON-CURRENT LIABILITY
Non-current portion of operating lease liabilities	6	116,899	159,741
Total non-current liability		116,899	159,741
TOTAL LIABILITIES		$637,856	$2,111,044

See accompanying notes to the consolidated financial statements.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (CONT’D)

BIONEXUS GENE LAB CORP.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2025 AND 2024
(Currency expressed in United States Dollars (“US$”))
(Audited)

		As of
		December 31,	December 31,
	Note	2025	2024
COMMITMENT AND CONTINGENCIES		-	-
STOCKHOLDERS’ EQUITY
As at December 31, 2025, common stock, no par value; 300,000,000 shares authorized and 2,417,314 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding. As at December 31, 2024, common stock, no par value; 300,000,000 shares authorized and 1,796,766 shares outstanding, and preferred stock, no par value; 30,000,000 share authorized and no shares outstanding (on a post-reverse stock split basis)*.	14	$20,174,795	$17,332,315
Additional paid in capital		(5,011,891)	(5,011,891)
Accumulated deficit		(6,427,227)	(3,442,620)
Accumulated other comprehensive losses		(120,749)	(555,000)
TOTAL STOCKHOLDERS’ EQUITY		8,614,928	8,322,804

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$9,252,784	$10,433,848

* Issued and outstanding shares of common stock have been adjusted as below:

1) for the periods prior to April 7, 2025, to reflect the 1-for-10 reverse stock split effected on that date on a retroactive basis as described in Note 14.

2) for the periods prior to July 20, 2023, to reflect the 1-for-12 reverse stock split effected on that date on a retroactive basis as described in Note 14

See accompanying notes to the consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Audited)

	Year ended
	December 31, (Audited)
Consolidated	2025	2024

REVENUE (including $68,104 and $112,556 of revenue from related party for the year ended December 31, 2025 and 2024 respectively)	$7,424,911	$9,510,646

COST OF REVENUE (including $9,503 and $297,736 of cost of revenue from related party for the year ended December 31, 2025 and 2024, respectively)	(6,339,694)	(8,221,125)

GROSS PROFIT	1,085,217	1,289,521

OTHER INCOME
Dividend income	22,112	68,130
Interest income	83,888	147,641
Fair value gain on investments in equity securities	-	69,476
Gain on disposal of investments in equity securities	27,201	38,409
Reversal of expected credit losses	144,767	1,689,412
Gain from foreign exchange	94,664	-
Others	59,485	59,405

TOTAL OTHER INCOME	432,117	2,072,473

OPERATING EXPENSES
Sales and marketing	(1,736,331)	(2,030,684)
Research and development	(50,670)	(47,511)
General and administrative (including $4,206 and $1,969 of rental expenses to related party for the year ended December 31, 2025 and 2024, respectively)	(1,535,452)	(1,832,968)
Share-based compensation	(794,770)	(141,000)
Fair value loss on investments in equity securities	(93,965)	-
Provision for expected credit losses	(271,211)	(883,533)
TOTAL OPERATING EXPENSES	(4,482,399)	(4,935,696)

LOSS FROM OPERATIONS	(2,965,065)	(1,573,702)

FINANCE COSTS	(19,542)	(21,146)

LOSS BEFORE TAXES	(2,984,607)	(1,594,848)

Tax expense:
Deferred tax	-	12,305
Income tax	-	(15,799)
Tax expense	-	(3,494)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,984,607)	$(1,598,342)

Other comprehensive income
Foreign currency translation gain	434,251	122,294

COMPREHENSIVE LOSS	$(2,550,356)	$(1,476,048)

Earnings per share - Basic and diluted	(1.607)	(0.897)
Weighted average number of common stocks outstanding, Basic and Diluted #	1,856,680	1,781,848

# Weighted average shares outstanding and per share amount have been adjusted for the periods shown to reflect the 1-for-10 reverse stock split effected on April 7, 2025 and the 1-for-12 reverse stock split effected on July 20, 2023, on a retroactive basis as described in Note 14.

See accompanying notes to the consolidated financial statements.

BIONEXUS GENE LAB CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Audited)

					Accumulated
	Common stock		Additional		other	Total
	Number of		paid in	Accumulated	comprehensive	stockholders’
	shares	Amount	capital	deficit	losses	equity
Balance as of December 31, 2023 *	1,766,766	$17,191,315	$(5,011,891)	$(1,844,278)	$(677,294)	$9,657,852
Net loss for the year	-	-	-	(1,598,342)	-	(1,598,342)
Issuance of shares *	30,000	141,000		-	-	141,000
Foreign currency translation gain	-	-	-	-	122,294	122,294
Balance as of December 31, 2024 *	1,796,766	$17,332,315	$(5,011,891)	$(3,442,620)	$(555,000)	$8,322,804

					Accumulated
	Common stock		Additional		other	Total
	Number of		paid in	Accumulated	comprehensive	stockholders’
	shares	Amount	capital	deficit	losses	equity
Balance as of December 31, 2024 *	1,796,766	$17,332,315	$(5,011,891)	$(3,442,620)	$(555,000)	$8,322,804
Net loss for the year	-	-	-	(2,984,607)	-	(2,984,607)
Issuance of shares	620,548	2,842,480	-	-	-	2,842,480
Foreign currency translation gain	-	-	-	-	434,251	434,251
Balance as of December 31, 2025 *	2,417,314	$20,174,795	$(5,011,891)	$(6,427,227)	$(120,749)	$8,614,928

* Share activity (number of shares or both number and amount of shares) has been adjusted for the periods shown to reflect the 1-for-10 reverse stock split effected on April 7, 2025, on a retroactive basis

See accompanying notes to the consolidated financial statements.

BIONEXUS GENE LAB CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024
(Currency expressed in United States Dollars (“US$”))
(Audited)

	Year ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,984,607)	$(1,598,342)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use asset	56,434	48,983
Allowances for expected credit losses	271,211	883,533
Recoveries for expected credit losses	(144,767)	(1,689,412)
Bad debts written off	-	6,344
Depreciation of property, plant and equipment	111,873	104,160
Dividend income	(22,112)	(68,130)
Fair value loss/(gain) on investments in equity securities	93,965	(69,476)
Loss arising from settlement of supplier contract dispute	-	29,534
Gain on disposal of investments in equity securities	(27,201)	(38,409)
Loss on lease termination	-	1,384
Impairment on property	-	40,173
Share-based compensation	794,770	141,000
Operating loss before working capital changes	(1,850,434)	(2,208,658)

Changes in operating assets and liabilities:
Inventories	711,921	(250,854)
Trade, other receivables and other assets	782,841	147,760
Trade and other payables	(1,383,488)	204,342
Advance payment from customer	(87,494)	95,879
Operating lease liabilities	(34,511)	(42,895)
Tax recoverable/(liabilities)	22,783	(38,834)
Net cash used in operating activities	(1,838,382)	(2,093,260)

Cash flows from investing activities:
Acquisition of investments in equity securities	(9,159)	(492,732)
Dividend income	22,112	68,130
Change in fixed deposits placed with original maturities more than three months	(62,860)	(78,835)
Purchase of plant and equipment	(36,971)	(226,989)
Proceeds from disposal of investments in equity securities	1,031,629	1,068,777
Proceeds from settlement of supplier contract dispute	-	79,851
Net cash generated from investing activities	944,751	418,202

BIONEXUS GENE LAB CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024
(Currency expressed in United States Dollars (“US$”))(CONT’D)
(Audited)

	Year ended
	December 31,
	2025	2024
Cash flows from financing activities:
Advances from directors	32,305	3,975
Cash paid for fractional shares in reverse stock split	(775)	-
Share subscription	267,311	-
Net cash generated from financing activities	298,841	3,975

Foreign currency translation adjustment	194,207	40,339
NET CHANGE IN CASH AND CASH EQUIVALENTS	(400,583)	(1,630,744)
CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL YEAR	2,886,966	4,517,710

CASH AND CASH EQUIVALENTS, END OF FINANCIAL YEAR	$2,486,383	$2,886,966

CASH AND CASH EQUIVALENTS INFORMATION:
Fixed deposits placed with financial institutions with original maturities of three months or less	$103,014	$1,303,487
Cash and bank balances	2,383,369	1,583,479
Cash and cash equivalents, end of financial year	2,486,383	2,886,966

Supplementary cash flow information:
Interest paid	$(6,865)	$(9,351)
Income tax refunded	43,655	-
Income tax paid	(14,823)	(40,380)
Acquisition of investment via share exchange	(1,781,174)	-

See accompanying notes to the consolidated financial statements.

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

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

The corporate structure as at December 31, 2025 is depicted below:

BioNexus Gene Lab Corp.
a Wyoming company

100% owned		100% owned
MRNA Scientific Sdn. Bhd.		Chemrex Corporation Sdn. Bhd.,
(formerly known as “BioNexus Gene Lab Sdn. Bhd.”),		a Malaysian Company
a Malaysian company

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

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

☐ Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2025, the Company recorded a net loss of $2,984,607 and negative cash outflows from operating activities of $1,838,382 and as of December 31, 2025, the Company incurred an accumulated deficit of $6,427,227. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company maintains cash balances with multiple financial institutions in Malaysia as well as in the United States. Deposits placed with each institution in Malaysia are insured by the Malaysia Deposit Insurance Corporation (Perbadanan Insurans Deposit Malaysia, or PIDM) up to RM250,000 (approximately USD 58,000) per depositor. While for deposits placed with institution in the United States, it is insured by the Federal Deposit Insurance Corporation (FDIC) up to USD250,000 per depositor, per insured bank, for each account ownership category under the FDIC's general deposit insurance rules.

From time to time, the Company’s cash balances may exceed these insured limits. As of December 31, 2025, cash balances exceeding the insured limit amounted to $2,050,790. However, the Company has not experienced any losses on such accounts and believes that its exposure to credit risk is not significant. The Company actively monitors its balances with these financial institutions and considers the risk of loss to be remote.

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

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

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

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

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

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

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

Translation of amounts from RM (MYR) into US$1.00 has been made at the following exchange rates for the respective years:

	December 31,	December 31,
	2025	2024

Year-end US$1.00: MYR exchange rate	4.0610	4.4755

	January 1,	January 1,
	2025 to	2024 to
	December 31,	December 31,
	2025	2024

Yearly average US$1.00: MYR exchange rate	4.2799	4.5710

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

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

The carrying value of the Company’s financial instruments: cash and bank balances, fixed deposits placed with financial institutions, trade receivable, other receivables, deposits, trade payables, other payables and accrued liabilities, advance payment from customers and amount owing to directors approximate at their fair values because of the short-term nature of these financial instruments

As of December 31, 2025, and December 31, 2024, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

☐ Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, considers the applicability and impact of all accounting standards updates (“ASUs”).

Management periodically reviews new accounting standards that are issued.

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Audited)

Accounting Standards Adopted in 2025

Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new standard was issued to improve transparency and decision usefulness of income tax disclosures by providing information that helps investors better understand how an entity’s operations, tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update primarily relate to requiring greater disaggregated disclosure of information in the rate reconciliation, income taxes paid, income (loss) from continuing operations before income tax expense (benefit), and income tax expense (benefit) from continuing operations. The ASU is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The standard can be applied prospectively or retrospectively. The Company adopted this ASU prospectively in the fourth quarter of 2025, and the required disclosures are included in Note 15, Income Taxes.

Accounting Standards not yet Adopted

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

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Audited)

NOTE 3 – TRADE RECEIVABLES

The Company’s trade receivables represent amounts due from customers that are unrelated parties and related parties of $31,420 and $47,272 for year 2025 and 2024 respectively. Trade receivables are initially recognized at the invoiced amount and subsequently measured at amortized cost, net of an allowance for expected credit losses. An estimate for doubtful debts is made when collection of the full amount is no longer probable. Trade receivables are written off when they are determined to be uncollectible, and all reasonable collection efforts have been exhausted.

As of December 31, 2025, the Company performed an analysis of all outstanding trade receivables in accordance with the expected credit loss model under ASC 326. The Company considered historical collection trends, aging of balances, customer credit profiles, and current and forecasted economic conditions in estimating the allowance.

The Company’s standard credit terms range from 30 to 90 days. Certain receivables are interest-bearing. Specifically, Intralink Techno was charged with interest at 6% per annum from May 2021 to June 2023. From July 2023 onwards, the Company increased its interest rate to 8.4%.

	As of
	December 31,	December 31,
	2025	2024

Trade receivables	1,209,880	1,894,448
Allowances for expected credit losses	(703,995)	(517,877)
Total trade receivables, net	$505,885	$1,376,571

Movement for trade receivables allowance for impairment accounts:

	As of
	December 31,	December 31,
	2025	2024
At January 1, 2025 and January 1, 2024	517,877	1,307,508
Charge for the year
Allowances for expected credit losses	225,756	883,533
Recovered for expected credit losses	(97,203)	(1,689,412)
Foreign translation differences	57,565	16,248
At December 31, 2025 and 2024	$703,995	$517,877

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Audited)

NOTE 4 – OTHER ASSETS

On November 28, 2025, the Company entered into an Exclusive Intellectual Property License Agreement (the “License Agreement”) with Fidelion Diagnostics Pte. Ltd. (“Fidelion”), pursuant to which the Company received an exclusive, irrevocable license to use, develop, manufacture, market, distribute, and sell products utilizing the VitaGuard™ minimal residual disease (“MRD”) liquid biopsy platform in the member states of the Association of Southeast Asian Nations (“Southeast Asia” or the “Territory”).

In consideration for the license, the Company agreed to pay Fidelion a total license fee of $2,000,000 in 24 equal monthly instalments. Other Assets comprises the first instalment payment toward the licensing agreement.

NOTE 5 – INCOME TAXES

Loss before income taxes for the years ended December 31, 2025, and 2024 is summarized as follows:

	Year ended December 31,
	2025	2024
Loss before income taxes:
Local	$(1,709,197)	$(1,144,817)
Foreign, representing Malaysia	(1,275,410)	(450,031)
	$(2,984,607)	$(1,594,848)

Provision for income taxes for the years ended December 31, 2025, and 2024 is summarized as follows:

	Year ended December 31,
	2025	2024
Current (expense)/benefit:
Federal	$-	$-
Local	-	-
Foreign, representing Malaysia	-	(15,799)
Total current	-	(15,799)
Deferred (expense)/benefit:
Federal	-	-
Local	-	-
Foreign, representing Malaysia	-	12,305
Total deferred	-	12,305
Total deferred benefit	$-	$(3,494)

The income taxes paid (net of refunds) by jurisdiction for the years ended December 31, 2025, and 2024, as reported in the Consolidated Statements of Cash Flows, are as follows:

	Year ended December 31,
	2025	2024
U.S. federal	$-	$-
Foreign, representing Malaysia	$(28,832)	$40,380
Total income taxes paid/(refunded), net	$(28,832)	$40,380

The reconciliation of the federal statutory income tax amount and rate to the Company’s effective tax rate for the years ended December 31, 2025, and 2024 is as follows:

	Year ended December 31,
	2025		2024
	Amount	%	Amount	%
Loss before income taxes	$(2,984,607)		$(1,594,848)
Federal statutory tax rate	(626,767)	21.00%	(334,924)	21.00%
State and local income tax, net of federal income tax effect	-	-	-	-
Foreign tax effects:
Malaysia
Foreign rate difference	(38,262)	1.28%	(13,494)	0.85%
Non-taxable or non-deductible items	186,128	-6.24%	(149,821)	9.39%
Prior year tax adjustment	-	-	20,531	-1.29%
Changes in valuation allowances	478,902	-16.05%	481,201	-30.17%
Income tax expense and effective tax rate	$-	-	$3,494	-0.22%

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Audited)

The significant components of deferred taxes of the Company are as follows

	As of December 31,
	2025	2024
Deferred tax assets
Property, plant and equipment	$(214,436)	(179,429)
Capital allowances	315,688	204,398
Net operating loss (NOL) carryforwards:
– United States of America	8,938,122	8,024,108
– Malaysia	2,567,801	1,354,566
Gross deferred tax assets	11,607,175	9,403,642
Less: Valuation allowance	(11,607,175)	(9,403,642)
Deferred tax assets, net of valuation allowance	-	-

 The table below summarizes changes in the valuation allowance for deferred tax assets for the years presented:

	Year ended December 31,
	2,025	2,024
Valuation allowance
Balance, beginning of year	$9,403,642	$7,267,659
Increases in (reversal of) valuation allowance during the year	2,203,533	2,135,984
Balance, end of year	$11,607,175	$9,403,642

The Company believes that it is more likely than not that the deferred tax assets will not be fully realized in the future. Accordingly, the Company established a valuation allowance of 11,607,175 to offset deferred tax assets of $11,607,175 including deferred tax assets related to the net operating loss (NOL) carry forwards of $11,505,923 as of December 31, 2025.

For the year ended December 31, 2025, a valuation allowance was increased by $2,203,533, this increase was primarily due to an increase of NOL carryforwards of $1,213,235 from the Company’s Malaysia subsidiaries.

United States of America

The Company is registered in the State of Wyoming and is subject to United States of America tax law.

For the years ended December 31, 2025, and 2024, the operations in the United States of America incurred a net operating loss (NOL) of $1,709,197 and $1,144,817, respectively.

As of December 31, 2025, the cumulative net operating losses (NOLs) were $8,938,122 which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2041, if unutilized.

Malaysia

The Company’s subsidiaries operating in Malaysia are subject to the Malaysia Corporate Tax Laws at a standard income tax rate of 24% on their assessable income for the tax year.

For the years ended December 31, 2025, and 2024, the subsidiaries in Malaysia incurred an aggregate net operating loss (NOL) of $1,275,410 and $450,031, respectively

As of December 31, 2025, the operations in Malaysia had incurred the aggregate amount of cumulative net operating losses (NOLs) of $2,567,801 which can be carried forward carried forward indefinitely to offset taxable income in the future. The NOL carryforwards begins to expire in 2029, if unutilized.

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

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

As of December 31, 2025 and 2024 operating lease right-of-use assets as follows:

	As of
	December 31,	December 31,
	2025	2024
Balance as of December 31, 2024	$215,243	$141,544
Add: Addition of right of use assets (1)	-	145,736
Less: amortization (2)	(56,434)	(48,983)
Less: lease termination (3)	-	(25,093)
Foreign translation differences	18,928	2,039
Balance as of December 31, 2025	$177,737	$215,243

As of December 31, 2025 and 2024 operating lease liabilities as follows:

	As of
	December 31,	December 31,
	2025	2024
Balance as of beginning of the year	$210,557	$133,395
Add: addition of lease liabilities (1)	-	145,736
Less: gross repayment	(65,817)	(56,598)
Add: imputed interest (4)	12,677	11,795
Less: lease termination (3)	-	(25,679)
Foreign translation differences	18,629	1,908
Balance as of end of the year	176,046	210,557
Less: lease liability current portion	(59,147)	(50,816)
Lease liability non-current portion	$116,899	$159,741

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Audited)

As of December 31, 2025 and 2024, the maturities of the operating lease liabilities are as follows:

	As of
	December 31,	December 31,
	2025	2024
Years ending December 31 and December 31:
2025	-	62,939
2026	68,671	62,311
2027	61,058	55,403
2028	49,776	45,166
2029	14,159	12,848
Total undiscounted cash flows	193,664	238,667
Less: Interest imputed on lease liabilities	(17,618)	(28,110)
Present value of lease liabilities	$176,046	$210,557

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

(2) The amortization of the operating lease right-of-use asset for the year ended December 31, 2025 and 2024 were $56,434 and $48,983, respectively.

(3) The Company agreed to terminate its operating lease arrangement for office space in Malaysia, effective August 31, 2024. Accordingly, at the date of termination of the operating lease, the Company expensed a right-of-use-asset, net of accumulated depreciation, of $25,094 and recorded a write-off of lease liability of $25,679, with a loss on lease termination recorded for $1,384.

	As of
	December 31,	December 31,
	2025	2024
Supplemental Cash Flow Disclosures:
Cash paid for amounts included in the measurement of lease liabilities:
Lease payment – operating leases	$(65,817)	$(56,598)
Operating lease liabilities obtained in exchange for operating lease assets	-	145,736

Other information:
Weighted average remaining lease term for operating lease (years)	3.42	4.42
Weighted average discount rate for operating lease	6.65%	6.65%

(4) Lease expenses for the year ended December 31, 2025 and 2024 were $69,111 and $60,778 respectively.

Other information:

	As of
	December 31,	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$(34,511)	$(42,895)
Right of use assets obtained in exchange for operating lease liabilities	177,737	215,243
Remaining lease term for operating lease (years)	3.42	4.42
Weighted average discount rate for operating lease	6.65%	6.65%

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Audited)

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of
	December 31,	December 31,
	2025	2024

Air conditioner	$1,124	$1,124
Computer and software	7,262	5,880
Equipment	65,360	65,214
Furniture and fittings	98,883	98,883
Lab equipment	320,102	320,102
Land and buildings	1,506,969	1,506,969
Motor vehicle	161,148	161,148
Office equipment	41,108	37,604
Renovation	111,519	101,137
Signboard	806	806
Solar PV System	16,935	16,935
Machinery	211,898	190,341
	2,543,114	2,506,143
(Less): Accumulated depreciation	(868,849)	(756,976)
(Less): Accumulated impairment	(40,173)	(40,173)
Add: Foreign translation differences	(35,323)	(186,004)
Property, plant and equipment, net	$1,598,769	$1,522,990

During the year ended December 31, 2025 and 2024, the Company recorded depreciation of $111,873 and $104,160, respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Audited)

NOTE 8 – INVESTMENTS IN EQUITY SECURITIES

	As of
	December 31,	December 31,
	2025	2024
As of beginning of the year	$1,265,166	$1,699,831
Addition during the year	1,790,333	492,732
Disposal during the year	(1,004,428)	(1,030,368)
Fair value (loss)/gain	(93,965)	69,476
Foreign exchange translation	70,434	33,495
As of end of the year	$2,027,540	$1,265,166

For the year ended December 31, 2025 and 2024, the net fair value (loss)/gains on the investments in equity securities were $(93,965) and $69,476 recorded in other income of the Consolidated Statements of Operations and Comprehensive Income/(Loss).

The investments in equity securities consist of the following shares:

	As of
	December 31,	December 31,
	2025	2024
Investment in equity securities with readily determined fair value:
Malaysia	-	863,810
Singapore	-	177,808
	$-	$1,041,618
Investment in equity securities without readily determined fair value:
Malaysia	246,366	223,548
Singapore	1,781,174	-
	$2,027,540	$1,265,166

Equity Securities With Readily Determinable Fair Value

The Company’s investment in equity securities total of $Nil and$1,041,618 as of December 31, 2025 and 2024 respectively, are measured at fair value on a recurring basis. These equity securities are classified as Level 1 in the fair value hierarchy, as the fair value is determined using quoted market prices in active markets for identical assets. Specifically, the stock prices of these securities are readily available on the stock exchange, providing a reliable and observable input to the fair value measurement.

As these securities are actively traded, the quoted prices in the market are considered to be the most reliable indicator of fair value. No significant adjustments are made to these prices, as they reflect current market conditions at the measurement date.

Equity Securities Without Readily Determinable Fair Values

The Company’s investments in equity securities without readily determinable fair values consist of investments in privately held companies and totaled $2,027,540 and $223,548 as of December 31, 2025 and 2024, respectively.

These investments are accounted for in accordance with ASC 321, Investments—Equity Securities, using the measurement alternative, under which such securities are measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

The Company evaluates these investments for impairment on a quarterly basis by performing a qualitative assessment to determine whether the fair value of an investment is less than its carrying amount. If an impairment is identified, the investment is written down to its fair value, with the loss recognized in earnings. In addition, the carrying value of these investments is adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer.

Because these investments are in privately held companies and lack observable market prices, the determination of fair value for impairment assessments requires significant judgment. When such investments are remeasured due to impairment or observable price changes, the resulting fair value measurements are classified within Level 3 of the fair value hierarchy.

For year 2025, the Company issued 392,329 shares of common stock at value of $1,781,174 to Fidelion Diagnostics Pte. Ltd (“Fidelion”) as consideration for the Company’s subscription of Fidelion shares. This form part of the condition under the Share Subscription and Shareholders’ Agreement “SSSA” entered into with Fidelion and TongShu Biotechnology (Hong Kong) Co., Limited (‘Tongshu”)

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Audited)

NOTE 9 – TRADE PAYABLES

Trade payables are amounts billed to the Company by suppliers for goods and services in the ordinary course of business. All amounts have short-term repayment terms and vary by supplier.

NOTE 10 – OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables comprised mainly amounts owing to service provider and first instalment payment due to Fidelion relating the licensing agreement at $83,333. All amounts have short payment terms.

	2025	2024
	$	$
Other payables	275,574	115,356
Accrued liabilities	126,036	168,752
	401,611	284,108

NOTE 11 – REVENUE

The following table shows disaggregated net revenue from contracts with customers by product or service line and geographic area for the year ended December 31, 2025 and 2024:

	For the year ended
	December 31,	December 31,
	2025	2024
Revenue by product or service line:
Trading of industrial chemicals	7,405,822	9,494,577
Screening services and related sales	19,089	16,069
Net revenue	$7,424,911	$9,510,646

Revenue by geographic area
Bangladesh	106,253	123,267
Malaysia	5,829,401	7,455,906
Maldives	680,994	762,144
Singapore	240,757	572,027
Sri Lanka	452,639	459,002
Indonesia	114,867	138,300
Net revenue	$7,424,911	$9,510,646

Timing of recognition:
At a point in time	$7,424,911	$9,510,646

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

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Audited)

NOTE 12 – RELATED PARTY TRANSACTIONS

The following table provides details of the total revenue earned and expenses incurred from all related party transactions:

	For the year ended
	December 31,	December 31,
	2025	2024
Entities in which certain directors of a subsidiary have substantial financial interests
Sales of goods	$68,104	$112,556
Purchases	(9,503)	(297,736)
Rental of factory	(4,206)	(1,969)

The balances related to the above transactions with related parties are as disclosed in the Consolidated Balance Sheets which are interest-free, unsecured and subject to normal credit terms.

The related party being companies in which former directors have substantial financial interests.

NOTE 13 – CONCENTRATION OF RISKS

a) Major customers

There are no major customers who accounted for 10% or more of the Company’s revenue for the financial year ended December 31, 2025 and December 2024.

b) Major suppliers

For year ended December 31, 2025 and 2024, the suppliers who accounted for 10% or more of the Company’s cost of sales and their balances at year ended are presented as follows:

	2025	2024	2025	2024	2025	2024
	Purchase		Percentage of purchases		Accounts payable trade
Vendor A	$1,508,422	$1,635,124	23.83%	19.89%	$-	$512,811
Vendor B	$950,001	$1,321,889	15.01%	16.08%	$-	$168,302
Vendor C	$-	$1,138,814	-	13.85%	$-	$160,521
	$2,458,423	$4,095,827	38.84%	49.82%	$-	$841,634

NOTE 14 – STOCKHOLDERS’ EQUITY

As at December 31, 2025 and 2024, the Company issued and outstanding, common stock of 2,417,314 and 1,796,766 shares respectively.

In August 2024, 300,000 shares of common stock were issued to professional parties or service providers in lieu of cash for services rendered.

Reverse Stock Split

On March 19, 2025, the Company held a Special Meeting of Shareholders which, among other items, approved of an amendment to the Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s outstanding shares of common stock, with a ratio ranging from one-for-five (1:5) to one-for-ten (1:10), with the exact ratio to ratio to be set at the discretion of the Board of Directors.

On April 1, 2025, the Company filed its Articles of Amendment with the Wyoming Secretary of State to effect a one for ten (1 for 10) reverse stock split of its issued and outstanding common stock. Immediately prior to the reverse stock split, the Company had 17,967,663 shares of common stock issued and outstanding and immediately after the reverse stock split, the Company had 1,796,597 shares of common stock issued and outstanding. No fractional shares were issued in connection with the reverse stock split. Instead, shareholders who would otherwise be entitled to receive a fractional share received a cash payment in lieu thereof based on the daily Volume Weighted Average Price (VWAP) of our common stock, calculated for ten (10) trading days immediately preceding the effective date of the Reverse Stock Split, multiplied by the fractional share.

The Revised Reverse Stock Split was approved and authorized by a majority of the Company’s stockholder on March 19, 2025. Thereafter, on that same date, the Board of Directors set the reverse stock split ratio at 1 for 10. The Reverse Stock Split was approved by the Board at a ratio of one-for-ten (1:10), an amendment was filed with the Wyoming Secretary of State on April 1, 2025, and became market effective on April 7, 2025.

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Audited)

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

Sales, if any, will be made in transactions deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, which may be made directly on The Nasdaq Capital Market or otherwise at prevailing market prices, at prices related to prevailing market prices, or at negotiated prices, as permitted by the Agreement. The Company is not obligated to sell any shares under the ATM Program, and the Agent is not required to purchase any shares. The Form S-3 became effective on November 27, 2025, and 53,478 shares have been sold for proceeds of $267,311 as of the date of filing of this Form 10-K.

In November 2025, the Company issued 175,000 shares of common stock to ARC Group Internation Ltd (‘ARC”) as consideration for ARC’s commitment under the purchase agreement to purchase, from time to time at the Company discretion, up to $500,000,000 of the Company’s common stock, no par value per share, over a 36-month period.

In November 2025, the Company issued 392,329 shares of common stock to Fidelion Diagnostics Pte. Ltd (“Fidelion”) as consideration for the Company’s subscription of Fidelion shares. This form part of the condition under the Share Subscription and Shareholders’ Agreement “SSSA” entered into with Fidelion and TongShu Biotechnology (Hong Kong) Co., Limited (‘TongShu”)

NOTE 15 – SEGMENT INFORMATION

The Company determines its reportable segments based on its internal organization structure and internal management reporting used to assess and allocate resources. This information are regularly reviewed by the Company’s Chief Executive Officer who is identified as the Chief Operating Decision Maker (“CODM”). The Company consists of three operating units, BioNexus Gene Lab Corp., MRNA Scientific Sdn. Bhd. and Chemrex Corporation Sdn. Bhd. which are determined as three reportable segments, as described below. These reportable segments offer different products and services, and are managed separately because they require different technology and marketing strategies. The following describes the operations in each of the Company’s reportable segments:

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

Pursuant to ASU 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures”, the financial information concerning the Company’s reportable segments is shown as below:

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Audited)

	Provision for
	genomic	Trading of
	screening	industrial	Investment
	services	chemicals	holding	Total
	Year ended December 31, 2024

REVENUE	$16,069	$9,494,577	$-	$9,510,646

COST OF REVENUE	(7,316)	(8,213,809)	-	(8,221,125)

GROSS PROFIT	8,753	1,280,768	-	1,289,521

OTHER INCOME	122,951	1,949,522	-	2,072,473

OPERATING EXPENSES
Sales and marketing	(125,299)	(1,861,456)	(43,929)	(2,030,684)
Research and development	(47,511)	-	-	(47,511)
General and administrative	(194,038)	(679,321)	(959,609)	(1,832,968)
Share-base compensation	-	-	(141,000)	(141,000)
Provision for expected credit losses	-	(883,533)	-	(883,533)

TOTAL OPERATING EXPENSES	(366,848)	(3,424,310)	(1,144,538)	(4,935,696)

LOSS FROM OPERATIONS	(235,144)	(194,020)	(1,144,538)	(1,573,702)

FINANCE COSTS	(11,795)	(9,072)	(279)	(21,146)

LOSS BEFORE TAXES	(246,939)	(203,092)	(1,144,817)	(1,594,848)

Tax expense:
Deferred tax	-	12,305	-	12,305
Income tax	-	(15,799)	-	(15,799)

Tax expense	-	(3,494)	-	(3,494)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(246,939)	$(206,586)	$(1,144,817)	$(1,598,342)

	Provision for genomic screening services	Trading of industrial chemicals	Investment holding	Total
	Year ended December 31, 2025

REVENUE	$19,089	$7,405,822	$-	$7,424,911

COST OF REVENUE	(9,335)	(6,330,359)	-	(6,339,694)

GROSS PROFIT	9,754	1,075,463	-	1,085,217

OTHER INCOME
Dividend income	-	22,112	-	22,112
Interest income	73,274	10,614	-	83,888
Fair value gain on investments in equity securities	-	-	-	-
Gain on disposal of investments in equity securities	-	27,201	-	27,201
Reversal of expected credit losses	-	144,767	-	144,767
Gain from forex exchange	94,664	-	-	94,664
Others	10,514	48,971	-	59,485
TOTAL OTHER INCOME	178,452	253,665	-	432,117

OPERATING EXPENSES
Sales and marketing	(135,714)	(1,548,420)	(52,197)	(1,736,331)
Research and development	(50,670)	-	-	(50,670)
General and administrative	(211,467)	(461,943)	(862,042)	(1,535,452)
Share-base compensation	-	-	(794,770)	(794,770)
Fair value loss on investments in equity securities	-	(93,965)	-	(93,965)
Provision for expected credit losses	-	(271,211)	-	(271,211)
TOTAL OPERATING EXPENSES	(397,851)	(2,375,539)	(1,709,009)	(4,482,399)

LOSS FROM OPERATIONS	(209,645)	(1,046,411)	(1,709,009)	(2,965,065)

FINANCE COSTS	(12,709)	(6,645)	(188)	(19,542)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(222,354)	$(1,053,056)	$(1,709,197)	$(2,984,607)

	Provision for
	genomic	Trading of
	screening	industrial	Investment
	services	chemicals	holding	Total
	Year ended December 31, 2024

Segment assets	$2,652,754	$6,788,302	$992,792	$10,433,848
Included in the measure of segment assets are:
Addition to non-current assets other than financial instruments and deferred tax assets	150,881	221,844	-	372,725

	Provision for genomic screening services	Trading of industrial chemicals	Investment holding	Total
	As of December 31, 2025

Segment assets	$2,281,947	$4,577,690	$2,393,147	$9,252,784

Included in the measure of segment assets are:

Addition to non-current assets other than financial instruments and deferred tax assets	1,382	35,589	-	36,971

The Company had no inter-segment sales for the years presented.

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Audited)

NOTE 16 – SIGNIFICANT EVENTS

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

On November 28, 2025, the Company entered into a Licensing Agreement with Fidelion. In consideration for the license, the Company agreed to pay Fidelion a total license fee of $2,000,000 in 24 equal monthly instalments and committed to purchase at least $500,000 in value of VitaGuard™ reagents and system component during the first 24 months following the effective date.

On November 28, 2025, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) with ARC Group International Ltd. (“ARC”), the parent of ARC Group Securities, a FINRA registered broker/dealer. Under the terms of the Purchase Agreement, ARC has committed to purchase, from time to time at the Company’s discretion, up to $500,000,000 of the Company’s common stock, no par value per share (“Common Stock”), over a 36-month period (the “Facility”).

Under the Facility, the Company, in its sole discretion and subject to the terms and conditions of the Purchase Agreement, may direct ARC to purchase registered shares of Common Stock at a purchase price equal to a specified discount to the prevailing volume-weighted average price during an agreed pricing period, the discount being between 3.0% and 3.5%. ARC may not purchase shares under the Facility that would result in its beneficial ownership exceeding 9.99% of the Company’s then-outstanding Common Stock and is prohibited from short selling or hedging transactions involving the Company’s securities.

As consideration for ARC’s commitment under the Facility, the Company issued to ARC 175,000 shares of Common Stock (the “Commitment Shares”) on November 26, 2025.

On November 20, 2025, our Board of Directors has adopted the 2025 Equity Incentive Plan (the “Incentive Plan”), and later approved by our shareholders at our annual shareholders’ meeting in December 2025. The Plan allocated approximately 403,000 shares of common stock for issuance, subject to an annual share increase.

On December 19, 2025, the Company received notices of resignation from 4 (four) officers and directors of Chemrex. These individuals did not serve as executive officers of the Company.As at the filing date, the Company continues to assess any potential courses of action available to the Company or its subsidiaries. No conclusions have been reached, and any such assessments remain subject to further review.

BIONEXUS GENE LAB CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Audited)

NOTE 17 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2025 up through April 14, 2026 of these consolidated financial statements.

During the period, the Company did not have any material recognizable subsequent events. During the year, there was no subsequent event that required recognition or disclosure, except for those previously disclosed.

