Form 10-Q
period 2026-03-31
BioNexus Gene Lab Corp
filed 2026-05-15
CIK 1737523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________

Commission File Number: 001-41750

BioNexus Gene Lab Corp.
(Exact name of registrant as specified in its charter)

Wyoming	35-2604830
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Unit A-28-7, Level 28, Tower A, Menara UOA Bangsar, No.5 Jln Bangsar Utama 1, Kuala Lumpur, Malaysia	59000
(Address of Principal Executive Offices)	(Zip Code)

+1 307 241 6898

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	BGLC	The Nasdaq Stock Market LLC

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

As of May 15, 2026, there were 2,417,314 shares of common stock, no par value per share, issued and outstanding.

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

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and elsewhere in this Quarterly Report on Form 10-Q.

You should not unduly rely on any forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or will occur. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

(Currency expressed in United States Dollars (“US$”))

		As of
	Note	March 31,	December 31,
		2026	2025
		(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and bank balances		1,337,554	2,383,369
Fixed deposits placed with financial institutions (including $1,566,985 and $1,553,322 of fixed deposits with original maturities more than 3 months as of March 31, 2026 and December 31, 2025 respectively)		2,627,408	1,656,336
Trade receivables, net of allowance for credit losses of $878,903 and $703,995 as of March 31, 2026 and December 31, 2025 respectively (including $nil and $31,420 of trade receivables from related party as of March 31, 2026 and December 31, 2025 respectively)	3	79,860	505,885
Other receivables, deposits and prepayments		88,983	81,728
Other assets	4	333,332	83,333
Tax recoverable	5	61,611	61,384
Inventories		667,154	676,703
Total current assets		5,195,902	5,448,738

NON-CURRENT ASSETS
Operating lease right-of-use assets	6	163,113	177,737
Finance lease right-of-use assets	7	75,383	-
Property, plant and equipment, net	8	1,577,279	1,598,769
Investments in equity securities	9	2,028,453	2,027,540
Total non-current assets		3,844,228	3,804,046
TOTAL ASSETS		$9,040,130	$9,252,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	10	2,137	2,335
Other payables and accrued liabilities (including $233,332 and $83,333 of other payables from related party as of March 31, 2026 and December 31, 2025 respectively)	11	589,700	401,611
Current portion of operating lease liabilities	6	58,251	59,147
Current portion of obligation under finance lease	7	7,770	-
Advance payment from customer		8,416	8,385
Amount owing to directors		130,196	49,479
Total current liabilities		796,470	520,957

NON-CURRENT LIABILITIES
Non-current portion of operating lease liabilities	6	103,802	116,899
Non-current portion of obligation under finance lease	7	46,605	-
Total non-current liabilities		150,407	116,899
TOTAL LIABILITIES		$946,877	$637,856

COMMITMENT AND CONTINGENCIES		-	-

STOCKHOLDERS’ EQUITY
As at March 31, 2026, common stock, no par value; 300,000,000 shares authorized and 2,417,314 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding. As at December 31, 2025, common stock, no par value; 300,000,000 shares authorized and 2,417,314 shares outstanding, and preferred stock, no par value; 30,000,000 share authorized and no shares outstanding (on a post-reverse stock split basis)*.	15	$20,174,795	$20,174,795
Additional paid in capital		(5,011,891)	(5,011,891)
Accumulated deficit		(6,970,802)	(6,427,227)
Accumulated other comprehensive losses		(98,849)	(120,749)
TOTAL STOCKHOLDERS’ EQUITY		8,093,253	8,614,928

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$9,040,130	$9,252,784

 * Issued and outstanding shares of common stock have been adjusted as below:

1) for the periods prior to April 7, 2025, to reflect the 1-for-10 reverse stock split effected on that date on a retroactive basis as described in Note 15.

2) for the periods prior to July 20, 2023, to reflect the 1-for-12 reverse stock split effected on that date on a retroactive basis as described in Note 15

See accompanying notes to the consolidated financial statements.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (CONT’D)

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2026 AND 2025

 (Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three month periods ended March 31,
	2026	2025

REVENUE (including $nil and $16,070 of revenue from related party for the period ended March 31, 2026 and 2025 respectively)	$22,842	$2,137,075

COST OF REVENUE	(23,632)	(1,793,582)

GROSS (LOSS)/PROFIT	(790)	343,493

OTHER INCOME
Dividend income	-	8,934
Interest income	17,179	23,568
Fair value gain on investments in equity securities	-	4,514
Reversal of expected credit losses	26,743	25,153
Gain from foreign exchange	5,617	-
Others	8,147	29,251
TOTAL OTHER INCOME	57,686	91,420

OPERATING EXPENSES
Sales and marketing	(52,733)	(540,695)
Research and development	(14,487)	(12,139)
General and administrative (including $nil and $1,044 of rental expenses to related party for the period ended March 31, 2026 and 2025, respectively)	(327,669)	(391,876)
Fair value loss on investments in equity securities	-	(68,497)
Provision for expected credit losses	(202,497)	(40,124)
TOTAL OPERATING EXPENSES	(597,386)	(1,053,331)

LOSS FROM OPERATIONS	(540,490)	(618,418)

FINANCE COSTS	(3,085)	(4,909)

LOSS BEFORE TAX	(543,575)	(623,327)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(543,575)	$(623,327)

Other comprehensive income
Foreign currency translation gain	21,900	72,159

COMPREHENSIVE LOSS	$(521,675)	$(551,168)

Earnings per share - Basic and diluted	(0.225)	(0.347)
Weighted average number of common stocks outstanding, Basic and Diluted #	2,417,314	1,796,766

# Weighted average shares outstanding and per share amount have been adjusted for the periods shown to reflect the 1-for-10 reverse stock split effected on April 7, 2025 and the 1-for-12 reverse stock split effected on July 20, 2023, on a retroactive basis as described in Note 15.

See accompanying notes to the condensed consolidated financial statements.

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AS OF MARCH 31, 2026 AND 2025

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

* Share activity (number of shares or both number and amount of shares) has been adjusted for the periods shown to reflect the 1-for-10 reverse stock split effected on April 7, 2025 and the 1-for-12 reverse stock split effected on July 20, 2023, on a retroactive basis.

	Common stock		Additional		Accumulated other	Total
	Number of shares	Amount	paid in capital	Accumulated deficit	comprehensive losses	stockholders’ equity
Balance as of December 31, 2025 *	2,417,314	$20,174,795	$(5,011,891)	$(6,427,227)	$(120,749)	$8,614,928
Net loss for the period	-	-	-	(543,575)	-	(543,575)
Foreign currency translation gain	-	-	-	-	21,900	21,900
Balance as of March 31, 2026 *	2,417,314	$20,174,795	$(5,011,891)	$(6,970,802)	$(98,849)	$8,093,253

* Share activity (number of shares or both number and amount of shares) has been adjusted for the periods shown to reflect the 1-for-10 reverse stock split effected on April 7, 2025 and the 1-for-12 reverse stock split effected on July 20, 2023, on a retroactive basis.

See accompanying notes to the condensed consolidated financial statements.

 BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three month periods ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(543,575)	$(623,327)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of operating lease ROU assets	15,589	13,379
Allowances for expected credit losses	202,497	40,124
Recoveries for expected credit losses	(26,743)	(25,153)
Depreciation of property, plant and equipment	28,293	26,642
Dividend income	-	(8,934)
Fair value loss on investments in equity securities	-	63,983
Operating loss before working capital changes	(323,939)	(513,286)

Changes in operating assets and liabilities:
Inventories	9,549	209,480
Trade and other receivables	243,016	(112,615)
Other assets	(249,999)	-
Trade and other payables	187,891	(317,522)
Advance payment from customer	31	(73,915)
Operating lease liabilities	(13,993)	(10,444)
Tax liabilities	(227)	(5,770)
Net cash used in operating activities	(147,671)	(824,072)

Cash flows from investing activities:
Dividend income	-	8,934
Change in fixed deposits placed with original maturities more than three months	(13,663)	(15,528)
Purchase of plant and equipment	(325)	(9,052)
Net cash used in investing activities	(13,988)	(15,646)

Cash flows from financing activities:
Advance from/ (Repayments to) Directors	80,717	(860)
Deposit payment of finance lease liabilities	(21,008)	-
Net cash generated from/(used in) financing activities	59,709	(860)

Foreign currency translation adjustment	13,544	43,050
NET CHANGE IN CASH AND CASH EQUIVALENTS	(88,406)	(797,528)
CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL PERIOD	2,486,383	2,886,966

CASH AND CASH EQUIVALENTS, END OF FINANCIAL PERIOD	$2,397,977	$2,089,438

CASH AND CASH EQUIVALENTS INFORMATION:
Fixed deposits placed with financial institutions with original maturities of three months or less	$1,060,423	$998,237
Cash and bank balances	1,337,554	1,091,201
Cash and cash equivalents, end of financial period	2,397,977	2,089,438

Supplementary cash flow information:
Interest paid	$(269)	$(1,545)
Income tax paid	-	(4,924)

See accompanying notes to the condensed consolidated financial statements

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2026 AND 2025

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

The corporate structure as at March 31, 2026 is depicted below:

BioNexus Gene Lab Corp.
a Wyoming company

100% owned		100% owned
MRNA Scientific Sdn. Bhd.		Chemrex Corporation Sdn. Bhd.,
(formerly “Bionexus Gene Lab Sdn. Bhd.”),		a Malaysian Company
a Malaysian company

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

•	Basis of presentation

The accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2026 and 2025 have been prepared pursuant to the rules and regulations of the securities and exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The Condensed Consolidated Balance Sheet information as of December 31, 2025 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2026. These financial statements should be read in conjunction with that report.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2026 AND 2025

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

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, for the period ended March 31, 2026, the Company recorded a net loss of $543,575 and negative cash outflows from operating activities of $147,671 and as of March 31, 2026, the Company incurred an accumulated deficit of $6,970,802. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its operating results and maintaining adequate liquidity. Management believes that the Company’s existing cash balance, together with its positive working capital position, will provide sufficient liquidity to fund operations and meet its obligations as they become due for at least the next twelve months from the date these condensed consolidated financial statements are issued. In addition, the Company may seek external financing or pursue fundraising opportunities to further strengthen its liquidity position and support future growth initiatives.

No assurance can be given that any additional financing, if needed, will be available, or, if available, that it will be on terms satisfactory to the Company. If the Company obtains debt financing, it may be subject to restrictive covenants and repayment obligations that could adversely affect its operations. If the Company raises capital through the issuance of equity securities, existing stockholders may experience substantial dilution.

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

The Company maintains cash balances with multiple financial institutions in Malaysia as well as in the United States. Deposits placed with each institution in Malaysia are insured by the Malaysia Deposit Insurance Corporation (Perbadanan Insurans Deposit Malaysia, or PIDM) up to RM250,000 (approximately USD 61,700) per depositor. While for deposits placed with institution in the United States, it is insured by the Federal Deposit Insurance Corporation (FDIC) up to USD250,000 per depositor, per insured bank, for each account ownership category under the FDIC's general deposit insurance rules.

From time to time, the Company’s cash balances may exceed these insured limits. As of March 31, 2026, cash balances exceeding the insured limit amounted to $1,994,390. However, the Company has not experienced any losses on such accounts and believes that its exposure to credit risk is not significant. The Company actively monitors its balances with these financial institutions and considers the risk of loss to be remote.

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

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2026 AND 2025

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

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2026 AND 2025

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

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2026 AND 2025

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

Translation of amounts from MYR into US$1.00 has been made at the following exchange rates for the respective period and year:

	March 31 2026	December 31 2025
Period ended March 31, 2026 /Year-ended December 31, 2025 US$1: MYR exchange rate	4.046	4.061

	January 1, 2026 to March 31, 2026	January 1, 2025 to March 31, 2025
3 months average US$1: MYR exchange rate	3.966	4.450

•	Related parties

Related Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2026 AND 2025

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

The carrying value of the Company’s financial instruments: cash and bank balances, fixed deposits placed with financial institutions, trade receivable, other receivables, deposits, trade payables, other payables and accrued liabilities, advance payment from customers and amount owing to directors approximate at their fair values because of the short-term nature of these financial instruments

As of March 31, 2026 and December 31, 2025, respectively, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

Accounting Standards Adopted in 2025

Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new standard was issued to improve transparency and decision usefulness of income tax disclosures by providing information that helps investors better understand how an entity’s operations, tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update primarily relate to requiring greater disaggregated disclosure of information in the rate reconciliation, income taxes paid, income (loss) from continuing operations before income tax expense (benefit), and income tax expense (benefit) from continuing operations. The ASU is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The standard can be applied prospectively or retrospectively. The Company adopted this ASU prospectively in the fourth quarter of 2025, and the required disclosures are included in Note 5, Income Taxes.

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

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2026 AND 2025

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

NOTE 3 – TRADE RECEIVABLES

The Company’s trade receivables represent amounts due from customers that are unrelated parties and related parties of $NIL and $31,420 respectively for March 31, 2026 and December 31, 2025. Trade receivables are initially recognized at the invoiced amount and subsequently measured at amortized cost, net of an allowance for expected credit losses. An estimate for doubtful debts is made when collection of the full amount is no longer probable. Trade receivables are written off when they are determined to be uncollectible, and all reasonable collection efforts have been exhausted.

As of March 31, 2026, the Company performed an analysis of all outstanding trade receivables in accordance with the expected credit loss model under ASC 326. The Company considered historical collection trends, aging of balances, customer credit profiles, and current and forecasted economic conditions in estimating the allowance.

The Company’s standard credit terms range from 30 to 90 days. Certain receivables are interest-bearing. Specifically, one customer was charged with interest at 6% per annum from May 2021 to June 2023. From July 2023 onwards, the Company increased its interest rate to 8.4%.

	As of
	March 31, 2026	December 31, 2025

Trade receivables	958,763	1,209,880
Allowances for expected credit losses	(878,903)	(703,995)
Total trade receivables, net	$79,860	$505,885

Movement for trade receivables allowance for impairment accounts:

	As of
	March 31, 2026	December 31, 2025
At January 1, 2026 and January 1, 2025	703,995	517,877
Charge for the period/year
Allowances for expected credit losses	202,497	225,756
Recovered for expected credit losses	(26,743)	(97,203)
Foreign translation differences	(846)	57,565
	$878,903	$703,995

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 4 – OTHER ASSETS

On November 28, 2025, the Company entered into an Exclusive Intellectual Property License Agreement (the “License Agreement”) with Fidelion Diagnostics Pte. Ltd. (“Fidelion”), pursuant to which the Company received an exclusive, irrevocable license to use, develop, manufacture, market, distribute, and sell products utilizing the VitaGuard™ minimal residual disease (“MRD”) liquid biopsy platform in the member states of the Association of Southeast Asian Nations (“ASEAN”). The License Agreement was entered into together with the Share Subscription and Shareholders’ Agreement between the Company and Fidelion, among others, whereby Fidelion issued to the Company 180 Ordinary Shares (approximately 15% of Fidelion’s share capital) and the Company issued 392,329 shares of its restricted common stock to Fidelion (approximately 16.6% of the Company’s issued and outstanding common stock). The License Agreement was entered into together with the Share Subscription and Shareholders’ Agreement between the Company and Fidelion, among others, whereby Fidelion issued to the Company 180 Ordinary Shares (approximately 15% of Fidelion’s share capital) and the Company issued 392,329 shares of its restricted common stock to Fidelion (approximately 16.6% of the Company’s issued and outstanding common stock).

In consideration for the license, the Company agreed to pay Fidelion a total license fee of $2,000,000 in 24 equal monthly instalments. Other Assets comprises the instalment payment toward the licensing agreement.

NOTE 5 – INCOME TAXES

Loss before income taxes for the quarter ended March 31, 2026 and 2025 is summarized as follows:

	Three month periods ended March 31,
	2026	2025
Loss before income taxes:
Local	$(233,207)	$(214,845)
Foreign, representing Malaysia	(310,368)	(408,482)
	$(543,575)	$(623,327)

Provision for income taxes for the quarter ended March 31, 2026, and 2025 is summarized as follows:

Three month periods ended March 31,
	2026	2025
Current (expense)/benefit:
Federal	$-	$-
Local	-	-
Foreign, representing Malaysia	-	-
Total current	-	-
Deferred (expense)/benefit:
Federal	-	-
Local	-	-
Foreign, representing Malaysia	-	-
Total deferred	-	-
Total deferred benefit	$-	$-

The income taxes paid (net of refunds) by jurisdiction for the quarter ended March 31, 2026, and 2025, as reported in the Condensed Consolidated Statements of Cash Flows, are as follows:

	Three month periods ended March 31,
	2026	2025
U.S. federal	$-	$-
Foreign, representing Malaysia	$-	$4,924
Total income taxes paid/(refunded), net	$-	$4,924

The reconciliation of the federal statutory income tax amount and rate to the Company’s effective tax rate for the quarter ended March 31, 2026, and 2025, is as follows:

	Three month periods ended March 31,
	2026		2025
	Amount	%	Amount	%
Loss before income taxes	$(543,575)		$(623,327)
Federal statutory tax rate	(114,151)	21.00%	(130,899)	21.00%
State and local income tax, net of federal income tax effect	-	-	-	-
Foreign tax effects:
Malaysia
Foreign rate difference	(9,311)	1.71%	(12,254)	1.97%
Non-taxable or non-deductible items	48,002	(8.83)%	9,137	(1.47)%
Prior year tax adjustment	-	-	-	-%
Changes in valuation allowances	75,460	(13.88)%	134,016	(21.50)%
Income tax expense and effective tax rate	$-	-%	$-	-%

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The significant components of deferred taxes of the Company are as follows:

	As of
	March 31, 2026	December 31, 2025
Deferred tax assets
Property, plant and equipment	$(231,347)	(214,436)
Capital allowances	358,689	315,688
Net operating loss (NOL) carryforwards:
– United States of America	9,171,330	8,938,122
– Malaysia	2,862,957	2,567,801
Gross deferred tax assets	12,161,629	11,607,175
Less: Valuation allowance	(12,161,629)	(11,607,175)
Deferred tax assets, net of valuation allowance	-	-

The table below summarizes changes in the valuation allowance for deferred tax assets for the quarter ended March 31, 2026 and 2025 presented:

	Three month periods ended March 31,
	2026	2025
Valuation allowance
Balance, beginning of period	$11,607,175	$9,403,642
Increases in (reversal of) valuation allowance during the period	554,454	622,927
Balance, end of period	$12,161,629	$10,026,569

The Company believes that it is more likely than not that the deferred tax assets will not be fully realized in the future. Accordingly, the Company established a valuation allowance of 12,161,629 to offset deferred tax assets of $12,161,629 including deferred tax assets related to the net operating loss (NOL) carry forwards of $12,034,286 as of March 31, 2026.

For the 3 months ended March 31, 2026, a valuation allowance was increased by $554,454 this increase was primarily due to an increase of NOL carry-forwards of $295,157 from the Company’s Malaysia subsidiaries.

United States of America

The Company is registered in the State of Wyoming and is subject to United States of America tax law.

For the 3 months ended March 31, 2026, and 2025, the operations in the United States of America incurred a net operating loss (NOL) of $233,207 and $214,845, respectively.

As of March 31, 2026, the cumulative net operating losses (NOLs) were $9,171,330 which can be carried forward to offset future taxable income. The NOL carry-forwards begin to expire in 2041, if unutilized.

Malaysia

The Company’s subsidiaries operating in Malaysia are subject to the Malaysia Corporate Tax Laws at a standard income tax rate of 24% on their assessable income for the tax year.

For the quarter ended March 31, 2026, and 2025, the subsidiaries in Malaysia incurred an aggregate net operating loss (NOL) of $295,157 and $388,693, respectively.

As of March 31, 2026, the operations in Malaysia had incurred the aggregate amount of cumulative net operating losses (NOLs) of $2,862,957 which can be carried forward carried forward indefinitely to offset taxable income in the future. The NOL carry-forwards begins to expire in 2029, if unutilized.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 6 – OPERATING LEASE RIGHT OF USE ASSETS AND LEASE LIABILITIES

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

The present value of the lease payments is discounted with rates ranging is 6.65% per annum. These rates are reference from base rate of Malayan Banking Berhad, the largest bank in Malaysia.

As of March 31, 2026 and December 31, 2025, operating lease right-of-use assets are as follows:

	As of
	March 31,	December 31,
	2026	2025
Balance as of December 31, 2025	$177,737	$215,243
Less: amortization	(15,589)	(56,434)
Foreign translation differences	965	18,928
Balance as of end of the period/year	$163,113	$177,737

As of March 31, 2026 and December 31, 2025, operating lease liabilities are as follows:

	As of
	March 31,	December 31,
	2026	2025
Balance as of beginning of the period/year	$176,046	$210,557
Less: gross repayment	(17,754)	(65,817)
Add: imputed interest	2,816	12,677
Foreign translation differences	945	18,629
Balance as of end of the period/year	162,053	176,046
Less: operating lease liability current portion	(58,251)	(59,147)
Operating lease liability non-current portion	$103,802	$116,899

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

As of March 31, 2026 and December 31, 2025, the maturities of the operating lease obligation are as follows:

	As of
	March 31, 2026	December 31, 2025

Years ending March 31 and December 31:
2026	-	68,671
2027	66,842	61,058
2028	61,284	49,776
2029	43,167	14,159
2030	5,684	-
Total undiscounted cash flows	176,977	193,664
Less: Interest imputed on operating lease liabilities	(14,924)	(17,618)
Present value of operating lease liabilities	$162,053	$176,046

The amortization of the operating lease right of use asset for the three month period ended March 31, 2026 and 2025 were $15,589 and $13,379 respectively.

	As of
	March 31, 2026	December 31, 2025
Supplemental Cash Flow Disclosures:
Cash paid for amounts included in the measurement of lease liabilities:
Lease payment – operating leases	$(17,754)	$(65,817)
Operating lease liabilities obtained in exchange for operating lease assets	-	-

Other information:
Weighted average remaining lease term for operating lease (years)	3.17	3.42
Weighted average discount rate for operating lease	6.65%	6.65%

Lease expenses for the three month period ended March 31, 2026 and 2025 were $18,405 and $16,743, respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 7 – FINANCE LEASE RIGHT OF USE ASSET AND LEASE LIABILITY

The Company purchased motor vehicles under finance lease agreements with the effective interest rate 5.13% of per annum, with principal and interest payable monthly. The obligations under the finance lease are as follows:

As of March 31, 2026 and December 31, 2025, finance lease right-of-use assets are as follows:
	As of
	March 31,	December 31,
	2026	2025

Addition of right of use assets	75,383	-
Less: amortization	-	-
Foreign translation differences	-	-
Balance as of March 31, 2026	$75,383	$-

The amortization of right of use assets is on a straight-line basis over 84 months (approximately $897 per month), commence from April 1, 2026 onwards.

The first repayment of the finance lease liabilities will also fall due from April 1, 2026 onwards.

As of March 31, 2026 and December 31, 2025, finance lease liabilities are as follows:

	As of
	March 31,	December 31,
	2026	2025
Current portion of finance lease liabilities	7,770	-
Finance lease liabilities, non-current	46,605	-
Total finance lease liabilities	$54,375	$-

As of March 31, 2026 and December 31, 2025, the maturities of the finance lease obligation are as follows:

	As of
	March 31,	December 31,
	2026	2025
Years ending March 31 and December 31:
2027	9,260	-
2028	9,260	-
2029	9,260	-
2030	9,260	-
2031	9,260	-
Thereafter	18,517	-
Total undiscounted lease payments	64,817	-
Less: Imputed Interest on finance lease liabilities	(10,442)	-
Present value of finance lease liabilities	$54,375	$-

Supplemental Cash Flow Disclosures:
Cash paid for amounts included in the measurement of lease liabilities:
Lease payment – finance leases deposit	$(21,008)	$-
Finance lease liabilities obtained in exchange for finance lease assets	75,383	-

Other information:
Weighted average remaining lease term for finance lease (years)	7.00	-
Weighted average discount rate for finance lease	5.12%	0.00%

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

 Property, plant and equipment consisted of the following:

	As of
	March 31,	December 31,
	2026	2025

Air conditioner	$1,124	$1,124
Computer and software	7,426	7,262
Equipment	65,360	65,360
Furniture and fittings	98,883	98,883
Lab equipment	320,102	320,102
Land and buildings	1,506,969	1,506,969
Motor vehicle	161,148	161,148
Office equipment	41,269	41,108
Renovation	111,519	111,519
Signboard	806	806
Solar PV System	16,935	16,935
Machinery	211,898	211,898
	2,543,439	2,543,114
(Less): Accumulated depreciation	(897,142)	(868,849)
(Less): Accumulated impairment	(40,173)	(40,173)
Add: Foreign translation differences	(28,845)	(35,323)
Property, plant and equipment, net	$1,577,279	$1,598,769

During the three-month period ended March 31, 2026 and 2025, the Company recorded depreciation of $28,293 and $26,642, respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 9 – INVESTMENTS IN EQUITY SECURITIES

	As of
	March 31,	December 31,
	2026	2025
As of beginning of the period/year	2,027,540	1,265,166
Addition during the year	-	1,790,333
Disposal during the year	-	(1,004,428)
Fair value (loss)/gain	-	(93,965)
Foreign exchange translation	913	70,434
As of end of the period/year	2,028,453	2,027,540

For the three month period ended March 31, 2026 and 2025, respectively, the net fair value (loss)/gains on the investments in equity securities were $Nil and $(63,983) recorded in administrative expenses and other income of the Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss).

 The investments in equity securities consist of the following shares:

	As of
	March 31,	December 31,
	2026	2025
Investment in equity securities with readily determined fair value:
Malaysia	-	-
Singapore	-	-
	$-	$-
Investment in equity securities without readily determined fair value:
Malaysia	247,279	246,366
Singapore	1,781,174	1,781,174
	$2,028,453	$2,027,540

Equity Securities With Readily Determinable Fair Value

The Company’s investment in equity securities as of March 31, 2026 and December 31, 2025 is $Nil.

Equity Securities Without Readily Determinable Fair Values

The Company’s investments in equity securities without readily determinable fair values consist of investments in privately held companies and totaled $2,028,453 and $2,027,540 as of March 31, 2026 and December 31, 2025, respectively.

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

For fiscal year 2025, the Company issued 392,329 shares of common stock at a value of $1,781,174 to Fidelion Diagnostics Pte. Ltd (“Fidelion”) as consideration for the Company’s subscription of Fidelion shares. This transaction formed part of the conditions under the Share Subscription and Shareholders’ Agreement entered into with Fidelion and Tongshu Biotechnology (Hong Kong) Co., Limited.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 10 – TRADE PAYABLES

Trade payables are amounts billed to the Company by suppliers for goods and services in the ordinary course of business. All amounts have short-term repayment terms and vary by supplier.

NOTE 11 – OTHER PAYABLES AND ACCRUED LIABILITIES

As of March 31, 2026, other payables comprised mainly amounts owing to service provider and instalment payment due to Fidelion relating to the licensing agreement at $233,332. All amounts have short payment terms.

	As of March 31 2026	As of December 31 2025

Other payables (including $233,332 and $83,333 of other payables from related party as of March 31, 2026 and December 31, 2025 respectively)	481,148	275,574
Accrued liabilities	108,552	126,036
	$589,700	$401,611

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 12 – REVENUE

The following table shows disaggregated net revenue from contracts with customers by product or service line and geographic area for the quarter and three month period ended March 31, 2026 and 2025:

	Three month periods ended
	March 31,	March 31,
	2026	2025
Revenue by product or service line:
Trading of industrial chemicals	21,531	2,134,007
Screening services and related sales	1,311	3,068
Net revenue	$22,842	$2,137,075

Revenue by geographic area
Malaysia	22,842	1,747,528
Maldives	-	181,073
Singapore	-	34,223
Sri Lanka	-	146,099
Batam	-	28,152
Net revenue	$22,842	$2,137,075
Timing of recognition:
At a point in time	$22,842	$2,137,075

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

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 13 – RELATED PARTY TRANSACTIONS

The following table provides details of the total revenue earned and expenses incurred from all related party transactions:

	Three month periods ended
	March 31,	March 31,
	2026	2025
Entities in which certain directors of a subsidiary have substantial financial interests
Sales of goods	$-	$16,070
Rental of factory	-	(1,044)

The balances related to the above transactions with related parties are as disclosed in the Condensed Consolidated Balance Sheets which are interest-free, unsecured and subject to normal credit terms.

The related party being companies in which former directors have substantial financial interests.

NOTE 14 – CONCENTRATION OF RISKS

a) Major customers

For three month periods ended March 31, 2026 and 2025, respectively, the customers who accounted for 10% or more of the Company’s revenue and their balances at period ended are presented as follows:

	2026	2025	2026	2025	2026	2025
	Revenue		Percentage of revenue		Accounts receivable trade
Vendor A	$7,930	$-	34.72%	-%	$-	$-
Vendor B	$3,645	$-	15.96%	-%	$-	$-
	$11,575	$-	50.68%	-%	$-	$-

b) Major suppliers

For three month periods ended March 31, 2026 and 2025, respectively, the suppliers who accounted for 10% or more of the Company’s cost of sales and their balances at period ended are presented as follows:

	2026	2025	2026	2025	2026	2025
	Purchase		Percentage of purchases		Accounts payable trade
Vendor A	$-	$443,893	-%	24.75%	$-	$507,156
Vendor B	$-	$324,121	-%	18.07%	$-	$208,379
	$-	$768,014	-%	42.82%	$-	$715,535

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 15 – STOCKHOLDERS’ EQUITY

As at March 31, 2026 and December 31, 2025, the Company issued and outstanding, common stock is 2,417,314 shares, respectively.

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

Sales, if any, will be made in transactions deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, which may be made directly on The Nasdaq Capital Market or otherwise at prevailing market prices, at prices related to prevailing market prices, or at negotiated prices, as permitted by the Agreement. The Company is not obligated to sell any shares under the ATM Program, and the Agent is not required to purchase any shares. The Form S-3 became effective on November 27, 2025, and 53,478 shares have been sold for proceeds of $267,311 as of the date of filing of this Form 10-Q.

In November 2025, the Company issued 175,000 shares of common stock to ARC Group Internation Ltd (‘ARC”) as consideration for ARC’s commitment under the purchase agreement to purchase, from time to time at the Company discretion, up to $500,000,000 of the Company’s common stock, no par value per share, over a 36-month period.

In November 2025, the Company issued 392,329 shares of common stock to Fidelion Diagnostics Pte. Ltd (“Fidelion”) as consideration for the Company’s subscription of Fidelion shares. This issuance was a result of the Share Subscription and Shareholders’ Agreement with Fidelion and Tongshu Biotechnology (Hong Kong) Co., Limited, among others, which closed on November 28, 2025.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 16 – SEGMENT INFORMATION

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

The CODM evaluates the performance of each reportable segment based on operating income and key segment-specific metrics. There are no inter-segment revenue transactions between reportable segments. Except for investment holding activities and the revenue to the overseas customers as disclosed in Note 12, the Company’s revenue and principal operations are substantially confined within Malaysia.

The CODM evaluates segment performance primarily on operating income and reviews the following expense categories by segment: cost of revenue, selling and distribution, and administrative expenses. A reconciliation of total reportable segment amounts to the Company’s consolidated amounts is provided below, with corporate and unallocated items presented as reconciling adjustments.

Going forward, the Company expects the MRNA Scientific segment to benefit from the integration of Fidelion Diagnostics’ technology, expanding our testing portfolio and geographic reach. Chemrex’s industrial chemicals segment is expected to decrease in relative contribution over time as contract development and manufacturing organization operations scale. The Investment Holding segment will also encompass the Company’s Ethereum treasury activities, which management views as a distinct strategic asset intended to enhance capital efficiency and diversification.

Pursuant to ASU 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures”, the financial information concerning the Company’s reportable segments is shown as below:

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Segmented Information

	MRNA Scientific (Provision for genomic screening services)	Chemrex (Trading of industrial chemicals)	BGLC (Investment holding)	Total
	Three month period ended March 31, 2026

REVENUE	$1,311	$21,531	$-	$22,842

COST OF REVENUE	(667)	(22,965)	-	(23,632)

GROSS PROFIT/(LOSS)	644	(1,434)	-	(790)

OTHER INCOME
Interest income	14,232	2,947	-	17,179
Reversal of expected credit losses	-	26,743	-	26,743
Gain from foreign exchange	3,827	1,790	-	5,617
Others	-	8,147	-	8,147
TOTAL OTHER INCOME	18,059	39,627	-	57,686

OPERATING EXPENSES
Sales and marketing	(35,145)	(861)	(16,727)	(52,733)
Research and development	(14,487)	-	-	(14,487)
General and administrative	(55,451)	(56,007)	(216,211)	(327,669)
Provision for expected credit losses	-	(202,497)	-	(202,497)
TOTAL OPERATING EXPENSES	(105,083)	(259,365)	(232,938)	(597,386)

LOSS FROM OPERATIONS	(86,380)	(221,172)	(232,938)	(540,490)

FINANCE COSTS	(2,816)	-	(269)	(3,085)

LOSS BEFORE TAX	(89,196)	(221,172)	(233,207)	(543,575)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(89,196)	$(221,172)	$(233,207)	$(543,575)

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	MRNA Scientific (Provision for genomic screening services)	Chemrex (Trading of industrial chemicals)	BGLC (Investment Holding)	Total
	Three month period ended March 2025

REVENUE	$3,068	$2,134,007	$-	$2,137,075

COST OF REVENUE	(1,406)	(1,792,176)	-	(1,793,582)

GROSS PROFIT	1,662	341,831	-	343,493

OTHER INCOME
Dividend income	-	8,934	-	8,934
Interest income	20,002	3,566	-	23,568
Fair value gain on investments in equity securities	-	4,514	-	4,514
Reversal of expected credit losses	-	25,153	-	25,153
Others	3,893	25,358	-	29,251
TOTAL OTHER INCOME	23,895	67,525	-	91,420

OPERATING EXPENSES
Sales and marketing	(27,640)	(508,990)	(4,065)	(540,695)
Research and development	(12,139)	-	-	(12,139)
General and administrative	(56,006)	(125,133)	(210,737)	(391,876)
Fair value loss on investments in equity securities	-	(68,497)	-	(68,497)
Provision for expected credit losses	-	(40,124)	-	(40,124)
TOTAL OPERATING EXPENSES	(95,785)	(742,744)	(214,802)	(1,053,331)

LOSS FROM OPERATIONS	(70,228)	(333,388)	(214,802)	(618,418)

FINANCE COSTS	(3,364)	(1,502)	(43)	(4,909)

LOSS BEFORE TAX	(73,592)	(334,890)	(214,845)	(623,327)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(73,592)	$(334,890)	$(214,845)	$(623,327)

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Provision for genomic screening services	Trading of industrial chemicals	Investment holding	Total
	As of March 31, 2026

Segment assets	$2,147,385	$4,429,773	$2,462,972	$9,040,130

Included in the measure of segment assets are:

Addition to non-current assets other than financial instruments and deferred tax assets	164	75,544	-	75,708

	Provision for genomic screening services	Trading of industrial chemicals	Investment holding	Total
	As of December 31, 2025

Segment assets	$2,281,947	$4,577,690	$2,393,147	$9,252,784

Included in the measure of segment assets are:

Addition to non-current assets other than financial instruments and deferred tax assets	1,382	35,589	-	36,971

The Company had no inter-segment sales for the periods presented.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 17 – SIGNIFICANT EVENTS

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

On April 1, 2025, the Company’s Articles of Amendment regarding the one for ten (1:10) reverse stock split was filed with the Wyoming Secretary of State, which was approved by the Company’s Board of Directors. On April 7, 2025, the Company effected a reverse stock split and the Company’s common stock will began trading on a split-adjusted basis on The Nasdaq Capital Market.

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

On November 7, 2025, the Company filed a registration statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”) to register up to $100 million of securities that may be offered from time to time. The Company concurrently entered into an Equity Distribution Agreement (the “Agreement”) with Maxim Group LLC (the “Agent”), pursuant to which the Company may offer and sell, from time to time, shares of its common stock, no par value (the “Common Stock”), having an aggregate offering price of up to $20,000,000 through the Agent, acting as the Company’s exclusive sales agent (the “ATM Program”). Sales, if any, will be made in transactions deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, which may be made directly on The Nasdaq Capital Market or otherwise at prevailing market prices, at prices related to prevailing market prices, or at negotiated prices, as permitted by the Agreement. The Company is not obligated to sell any shares under the ATM Program, and the Agent is not required to purchase any shares. The Form S-3 became effective on November 27, 2025, and 53,478 shares have been sold for proceeds of $267,311 as of the date of filing of this Form 10-Q.

In July 2025, the Company, through MRNA Scientific Sdn. Bhd., entered into a non‑binding term sheet with Fidelion Diagnostics Pte Ltd (“Fidelion”), a Singapore-based precision diagnostics company specializing in tumor-agnostic, minimal residual disease (MRD) detection. The non-binding term sheet is for a contemplated strategic, cross‑equity alliance and exclusive commercialization rights for the VitaGuard™ MRD platform in Southeast Asia. Thereafter, on November 28, 2025, the Company completed a Share Subscription and Shareholders’ Agreement with Fidelion, among others. The parties also entered into an Intellectual Property License Agreement, pursuant to which the Company obtained exclusive commercial rights to the VitaGuard™ Minimal Residual Disease (MRD) platform in the ASEAN region, on a perpetual and exclusive basis. VitaGuard™ is a next-generation, AI-enabled platform for minimal residual disease (MRD) monitoring. Designed as a high-efficiency, high-fidelity liquid biopsy system, VitaGuard™ enables clinicians to detect early signs of cancer recurrence and support precision-treatment decision making.

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

On November 20, 2025, our Board of Directors has adopted the 2025 Equity Incentive Plan (the “Incentive Plan”), and later approved by our shareholders at our annual shareholders’ meeting in December 2025. The Incentive Plan allocated approximately 403,000 shares of common stock for issuance, subject to an annual share increase.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 18 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2026 up through May 15, 2026 of these consolidated financial statements.

During the period, except as stated below, the Company did not have any material recognizable subsequent events.

 On May 13, 2026, the Company issued Letters of Demand to five former officers and directors of Chemrex seeking to recover an aggregate sum of approximately $2,944,000. These former officers and directors resigned from Chemrex in the second half of 2025.This action was made pursuant to a legal opinion provided to the Company by its Malaysian litigation counsel reflecting their assessment of the process and procedures undertaken by these individuals to increase the remuneration made to themselves during fiscal year 2024 and 2025. The Company continues to investigate and assess other actions undertaken by the former directors and has reserved its rights to pursue other actions as necessary (See Part II Other Information – Item 1 Legal Proceedings herein).

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

General

We were incorporated in the State of Wyoming on May 12, 2017 and operations of our Malaysian company began operations in July 2017. Consequently, the following discussion and analysis of the results of operations and financial condition of the Company is for fiscal periods ended March 31, 2026 and March 31, 2025, respectively. This information should be read in conjunction with the consolidated financial statements and notes to the financial statements that are included elsewhere herein. The consolidated financial statements presented herein (and to which this discussion relates) reflect the results of operations of the Company and its Malaysian subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Overview

During the current quarter ended March 31, 2026, BioNexus Gene Lab Corp. ("BGLC", the “Company”, “we”, “us” or “our”) continued to develop and refine its strategic focus across its three operational segments: healthcare diagnostics (MRNA Scientific Sdn. Bhd.), specialty chemicals (Chemrex Corporation Sdn. Bhd.), and innovation-focused ventures (including digital health and blockchain-linked financial strategies).

We successfully completed the integration of Nasdaq-listed operations following our 2023 uplisting, while maintaining a stable liquidity position and initiating expansion into the digital healthcare and decentralized asset infrastructure sectors.

Strong Liquidity Position and Clean Capital Structure

As of March 31, 2026, the Company had cash and cash equivalents of $2,397,977 (consisting of bank balances of $1,337,554, and fixed deposit with original maturities of three months or less of $1,060,423) and total liquidity exceeding $4million. “Total liquidity” is a management liquidity metric comprised of cash and cash equivalents, fixed deposits with original maturities greater than three months, and trade receivables, net. See the Condensed Consolidated Balance Sheets and Note 2 (Summary of Significant Accounting Policies) for definitions of cash equivalents and fixed deposits. See also Note 17 for significant‑events updates (Fidelion term sheet; Chemrex CDMO authorization) that may affect capital allocation and future liquidity planning. This liquidity position, combined with minimal outstanding debt and a simplified capital structure, provides a solid foundation for operational continuity, strategic investments, and potential M&A activities. We believe our capital structure - free of preferred stock, convertible debt, or high-yield instruments - positions us favorably to pursue growth initiatives on shareholder-friendly terms.

In light of the recent governance enhancements and upcoming growth initiatives, including expansion into digital health and decentralized financial infrastructure, the Company is actively exploring additional capital-raising mechanisms. These may include at-the-market offerings, private placements, or strategic financing arrangements subject to Nasdaq and SEC compliance.

Management believes current cash and expected financing under our proposed up to $20 million ATM program with Maxim Group LLC are sufficient to finance operations for at least the next 12 months.

Focus and Development of Core Biotech Business

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

Thereafter, on November 28, 2025, the Company completed a Share Subscription and Shareholders’ Agreement with Fidelion, among others. The parties also entered into an Intellectual Property License Agreement, pursuant to which the Company obtained exclusive commercial rights to the VitaGuard™ Minimal Residual Disease (MRD) platform in the ASEAN region, on a perpetual and exclusive basis. VitaGuard™ is a next-generation, AI-enabled platform for minimal residual disease (MRD) monitoring. Designed as a high-efficiency, high-fidelity liquid biopsy system, VitaGuard™ enables clinicians to detect early signs of cancer recurrence and support precision-treatment decision making.

In January 2026, the Company announced the formal commencement of the deployment phase for the VitaGuard™ MRD platform in connection with its licensing arrangement. In connection with the advancement of the MRD platform, during the current quarter, the Company has focused on its plans for commercialization in the ASEAN markets deepening its collaboration with Fidelion and its newly appointed Chief Commercial Officer, Dr Muthu Meyyappan. The Company also strengthened ties with the developer of the VitaGuard system, Tongshu Biotechnology (Hong Kong) Co., Limited (“Tongshu”) and is currently advancing plans to develop new testing facilities to enable the rollout of VitaGuard as a Laboratory Developed Test (“LDT”) in the ASEAN region.

Chemrex Corporation Sdn. Bhd., while currently deriving substantially all revenues from industrial chemical trading, has commenced a planned transition into a contract development and manufacturing organization (“CDMO”) model focused on biotechnology and high-technology manufacturing. The CDMO transition is being implemented in phases, beginning with facility upgrades, equipment procurement, and quality management system enhancements aimed at achieving Good Manufacturing Practice (GMP) certification. This shift is expected to result in a gradual reallocation of Chemrex’s revenue mix toward higher-margin biotech manufacturing contracts at some point in the future.

Digital Assets and Treasury Management

The Company’s Ethereum-focused treasury strategy, approved by the Board in March 2025, remains a key element of our capital management approach. Ethereum holdings are intended as a long-term strategic asset and may be deployed, staked, or otherwise utilized to enhance liquidity, diversify reserves, and support capital market transactions. Management is actively monitoring regulatory developments in relevant jurisdictions, including Wyoming and Malaysia, to ensure compliance and optimize the strategy. We did not hold digital assets As of March 31, 2026 as the management is still reviewing multiple proposals and cash allocation strategies.

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

Recent Developments.

(a) Strategic Alliance with Tongshu Biotechnology (Hong Kong) Co., Limited and Fidelion Diagnostics Pte Ltd

As disclosed elsewhere herein, on July 30, 2025, the Company entered into a non-binding term sheet with Fidelion Diagnostics Pte Ltd (“Fidelion”) for a contemplated strategic cross-equity alliance and exclusive commercialization rights for Fidelion’s VitaGuard™ minimal residual disease (MRD) platform in Southeast Asia. Under the term sheet, the Company will acquire a strategic equity stake in Fidelion and Fidelion will receive an equity investment and license fee from the Company. The transaction is subject to execution of definitive agreements. VitaGuard™ is a tumor-naïve, liquid biopsy MRD platform capable of detecting cancer recurrence at variant allele frequencies as low as 0.02%, with cost per test expected to be under USD $300. The Company intends to lead regulatory submissions and a phased roll-out in Singapore and Malaysia, followed by expansion through ASEAN markets.

On November 28, 2025, the Company disclosed the completion of a Share Subscription and Shareholders’ Agreement (the “SSSA”) by and among Fidelion, the Company, Tongshu Biotechnology (Hong Kong) Co., Limited (“Tongshu”), Mr. Su-Leng Tan Lee (the Company’s Chief Executive Officer), Molecule Bio LLC and Rainy Morning Technology (Hong Kong) Limited.

Pursuant to the SSSA, Fidelion allotted and issued to the Company 180 Ordinary Shares, representing approximately 15% of Fidelion’s enlarged share capital. In consideration, the Company issued 392,329 shares of its restricted common stock to Fidelion (or approximately 16.6% of the Company’s issued and outstanding common stock).

As a condition to completion, the Company and Fidelion also entered into an Intellectual Property License Agreement, pursuant to which the Company obtained exclusive commercial rights to the VitaGuard™ Minimal Residual Disease (MRD) platform in the ASEAN region, on a perpetual and exclusive basis. The license fee is payable over a 24-month instalment schedule.

(b) Appointment of officers, directors, committee appointments, and appointment of officers

On June 17, 2025, the Board of Directors of BioNexus Gene Lab Corp. (the “Company”) appointed Ms. Chong Set Fui (Angeline) as the Company’s Chief Financial Officer and Principal Financial Officer.

Concurrent with the new appointment, Mr. Su-Leng Tan Lee ceased his role as acting Chief Financial Officer and Principal Financial Officer of the Company.

(c) Internal Controls Enhancement

During and subsequent to the reporting period ended March 31, 2026, as a result of recent transactions occurring at its Chemrex subsidiary, the Company focused on enhancing its internal control environment and improving governance procedures within its Chemrex subsidiary. Following the internal review of these recent transactions, management has implemented additional protocols to strengthen compliance with corporate policies and regulatory requirements, particularly concerning related-party transactions and transaction authorization at the subsidiary level.

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

(d) Reverse Stock Split

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

(e) Filing of Form S-3 Registration Statement.

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

Sales, if any, will be made in transactions deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, which may be made directly on The Nasdaq Capital Market or otherwise at prevailing market prices, at prices related to prevailing market prices, or at negotiated prices, as permitted by the Agreement. The Company is not obligated to sell any shares under the Agreement, and the Agent is not required to purchase any shares. No sales will be made pursuant to the Agreement unless and until the Company’s shelf Registration Statement on Form S-3 is declared effective by the U.S. Securities and Exchange Commission and the Company has filed the applicable prospectus supplement. The Form S-3 became effective on November 27, 2025, and 53,478 shares have been sold for proceeds of $267,311 as of the date of filing of this Form 10-Q.

(f) ARC Group International Equity Purchase Agreement

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

As consideration for ARC’s commitment under the Facility, the Company issued to ARC 175,000 shares of Common Stock on November 26, 2025.

Results of Operations

Exchange Rates

Translation of amounts from MYR into US$1.00 has been made at the following exchange rates for the respective period and year:

	March 31, 2026	December 31, 2025
Period ended March 31, 2026 /Year-ended December 31, 2025 US$:MYR exchange rate	4.046	4.061

	January 1, 2026 to March 31, 2026	January 1, 2025 to March 31, 2025
3 months average US$1: MYR exchange rate	3.966	4.450

Results of Operations for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 (unaudited).

The following table sets forth key selected financial data for the three months ended March 31, 2026 and 2025.

Consolidated

	Three month period ended March 31,
	2026	2025
REVENUE (including $nil and $16,070 of revenue from related party for the period ended March 31, 2026 and 2025 respectively)	$22,842	$2,137,075

COST OF REVENUE	(23,632)	(1,793,582)

GROSS (LOSS)/PROFIT	(790)	343,493

OTHER INCOME
Dividend income	-	8,934
Interest income	17,179	23,568
Fair value gain on investments in equity securities	-	4,514
Reversal of expected credit losses	26,743	25,153
Gain from foreign exchange	5,617	-
Others	8,147	29,251
TOTAL OTHER INCOME	57,686	91,420

OPERATING EXPENSES
Sales and marketing	(52,733)	(540,695)
Research and development	(14,487)	(12,139)
General and administrative (including $nil and $1,044 of rental expenses to related party for the period ended March 31, 2026 and 2025, respectively)	(327,669)	(391,876)
Fair value loss on investments in equity securities	-	(68,497)
Provision for expected credit losses	(202,497)	(40,124)
TOTAL OPERATING EXPENSES	(597,386)	(1,053,331)
LOSS FROM OPERATIONS	(540,490)	(618,418)

FINANCE COSTS	(3,085)	(4,909)

LOSS BEFORE TAX	(543,575)	(623,327)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(543,575)	$(623,327)

Other comprehensive income
Foreign currency translation gain	21,900	72,159

COMPREHENSIVE LOSS	$(521,675)	$(551,168)

Earnings per share - Basic and diluted	(0.225)	(0.347)
Weighted average number of common stocks outstanding, Basic and Diluted #	2,417,314	1,796,766

# Weighted average shares outstanding and per share amount have been adjusted for the periods shown to reflect the 1-for-10 reverse stock split effected on April 7, 2025 and the 1-for-12 reverse stock split effected on July 20, 2023, on a retroactive basis as described in Note 15.

Revenues

Revenues decreased by 99% for the current quarter ended March 31, 2026 compared to same quarter in the prior year primarily due to lower business volume at our Chemrex subsidiary. The significant drop in revenues results from the prior actions of the former management of Chemrex which negatively impacted Chemrex’s operations and profitability (See Item II Other Information – Part 1 Legal Proceedings herein). Following these actions, the Company has begun transitioning towards a new business model for Chemrex. This model includes expanding into different chemical types and exploring the Contract Development and Manufacturing Organization  business. The Company intends to carry out its plans for the change in Chemrex’s operating model and is hopeful that this model will yield improved results in the future.

Cost of Revenues

Cost of revenue decreased by 99% for the current quarter ended March 31, 2026 compared to same quarter in the prior year primarily due to significantly lower revenues described above.

Other Income

Other income decreased by 37% for the current quarter ended March 31, 2026 compared to the same quarter in the prior year. Dividend, fair value gain on investment in equity securities and interest income were reduced due to divestments of equity securities owned and reduced term deposits held in interest bearing accounts.

Operating Expenses

Operating expenses decreased by 43% for the current quarter ended March 31, 2026 compared to same quarter in the prior year. The reason for the lower operating expenses for the current quarter was mainly due to lower sales and marketing expenses attributable to lower head count at Chemrex resulting from the change in management as well as reduced general administration expenses  partially offset by higher provision of expected credit losses.

Loss from Operations

Our loss from operations was reduced by 12% due to the reasons outlined above.

Tax Expense

We had no tax expense for both current quarter ended March 31, 2026 and the same quarter in the prior year due to losses from our operating subsidiaries.

Foreign Currency Translation Gain

We are exposed to fluctuations in foreign exchange rates on the translation of monetary assets and liabilities denominated in currencies other than the US Dollar. Therefore, any change in the relevant exchange rate will require us to recognize a transaction gain or loss on revaluation. For the quarter ended March 31, 2026, we had foreign currency translation gain of $21,900 compared with foreign currency translation gain of $72,159 for same quarter in the previous year.

The following table sets forth key selected financial data for the three months ended March 31, 2026 and 2025.

Consolidated

	MRNA Scientific and Chemrex Corporation
	Provision for genomic screening services	Trading of industrial chemicals	Provision for genomic screening services	Trading of industrial chemicals
	Three months period ended March 31, 2026		Three months period ended March 31, 2025

REVENUE	$1,311	$21,531	$3,068	$2,134,007

COST OF REVENUE	(667)	(22,965)	(1,406)	(1,792,176)

GROSS PROFIT/(LOSS)	644	(1,434)	1,662	341,831

OTHER INCOME
Dividend income	-	-	-	8,934
Interest income	14,232	2,947	20,002	3,566
Fair value gain on investments in equity securities	-	-	-	4,514
Gain from foreign exchange	3,827	1,790	-	-
Reversal of expected credit losses	-	26,743	-	25,153
Others	-	8,146	3,893	25,383
TOTAL OTHER INCOME	18,059	39,627	23,895	67,525

OPERATING EXPENSES
Sales and marketing	(35,145)	(861)	(27,640)	(508,990)
Research and development	(14,487)	-	(12,139)	-
General and administrative	(55,451)	(56,007)	(56,006)	(125,133)
Fair value loss on investments in equity securities	-	-	-	(68,497)
Provision for expected credit losses	-	(202,497)	-	(40,124)
TOTAL OPERATING EXPENSES	(105,083)	(259,365)	(95,785)	(742,744)

LOSS FROM OPERATIONS	(86,380)	(221,172)	(70,228)	(333,388)

FINANCE COSTS	(2,816)	-	(3,364)	(1,502)

LOSS BEFORE TAX	$(89,196)	$(221,172)	(73,592)	(334,890)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(89,196)	$(221,172)	$(73,592)	$(334,890)

The following table sets forth key selected financial data for the three months ended March 31, 2026 and 2025.

Segmented

Revenue

	Three months period ended March 31 2026			Three months period ended March 31, 2025
	Revenue $	Change from prior year %	Contribution to total revenue	Revenue $	Contribution to total revenue
MRNA Scientific	1,311	(57.27)%	5.74%	3,068	0.14%
Chemrex	21,531	(98.99)%	94.26%	2,134,007	99.86%
	22,842	(98.93)%	100.00%	2,137,075	100.00%

MRNA Scientific’s revenue decreased by 57.27%, primarily attributed to lower sales volume and client referrals from diagnostic centers.

Revenue for Chemrex, as discussed above, decreased by 98.99% mainly due to lower business volume as a result of the actions of former  management which occurred during the course of fiscal year 2025, the results of which manifested this quarter.

Cost of Revenues and Gross Margin

	Three months period ended March 31
	2026	2025
Cost of Revenue
MRNA Scientific	667	1,406
Chemrex	22,965	1,792,176
Total cost of sale	23,632	1,793,582

Gross Margin percentage
MRNA Scientific	49.12%	54.17%
Chemrex	(6.66)%	16.02%
Total Gross Margin percentage	(3.46)%	16.07%

The gross margin percentage for MRNA Scientific reduced slightly during the quarter ended March 31, 2026 compared to same quarter in the previous year mainly due to a different mix of services with lower gross margins.

The gross margin percentage for Chemrex is -6.66% during the quarter ended March 31, 2026 compared to same quarter in the previous year of 16.02% mainly due to direct manufacturing costs despite low production volumes.

Other Income

	Three months period ended March 31
	2026		2025
	$	Change from prior year same quarter	$
MRNA Scientific	18,059	(24.42)%	23,895
Chemrex	39,627	(41.32)%	67,525
	57,686	(36.90)%	91,420

Other income for MRNA Scientific reduced during the quarter ended March 31, 2026 compared to same quarter in the previous year mainly due to lower interest income derived from deposits held in interest bearing accounts.

	MRNA Scientific (Provision for genomic screening services)
OTHER INCOME	Three months period ended March 31, 2026	Change from prior year	Three months period ended March 31, 2025
	$	%	$
Interest income	14,232	(28.85)%	20,002
Gain from unrealised foreign exchange	3,827	100.00)%	-
Other	-	(100.00)%	3,893
	18,059	(24.42)%	23,895

Chemrex recorded lower other income during the quarter ended March 31, 2026 compared to same quarter in the previous year. Dividends, fair value gain on investment in equity securities and interest income were reduced due to reductions in shares owned partly offset by higher reversal of expected credit losses due to effort put into our collection.

	Chemrex (Trading of industrial chemicals)
OTHER INCOME	Three months period ended March 31, 2026	Change from prior year	Three months period ended March 31, 2025
	$	%	$
Dividend income	-	(100.00)%	8,934
Interest income	2,947	(17.36)%	3,566
Fair value gain on investments in equity securities	-	(100.00)%	4,514
Reversal of expected credit losses	26,743	6.32%	25,153
Gain from unrealised foreign exchange	1,790	100.00%	-
Others	8,147	(67.87)%	25,358
	39,626	(41.32)%	67,525

Sales and Marketing

	Three month periods ended March 31
	2026		2025
	$	Change from prior year	$
MRNA Scientific	35,145	27.15%	27,640
Chemrex	861	(99.83)%	508,990
BGLC	16,727	311.49%	4,065
	52,733	(90.25)%	540,695

Sales and marketing expenses for MRNA Scientific for the quarter ended March 31. 2026 increased by 27.15% mainly due to higher staff and director remuneration compared to same quarter in previous year. Sales and marketing expenses for Chemrex was reduced by 99.83% primarily due to lower associated staff remuneration as a result of the change in management and variable selling expenses.

Sales and marketing expenses for BGLC has increased for the quarter ended March 31, 2026 compared to same quarter in prior year due to increase in business development cost as compared to same quarter in previous year.

Research and Development

Research and development costs for the quarter ended March 31, 2026 were solely related to MRNA Scientific’s continued development of its blood-based genomic screening (BGS) test.

General and Administrative

	Three month periods ended March 31,
	2026		2025
	$	Change from prior year	$

MRNA Scientific	55,451	(0.99)%	56,006
Chemrex	56,007	(55.24)%	125,133
BGLC	216,211	2.60%	210,737
	327,669	(16.38)%	391,876

General and administrative expenses for MRNA Scientific were slightly reduced by 0.99% due to lower office expenses being incurred. General and administrative expenses for Chemrex reduced by 55.24% primarily due to lower staff salaries and other office expenses.

General and administrative expenses for BGLC increased by 2.60% due to corporate insurance costs.

Provision for Expected Credit Losses

The increase was primarily due to a higher provision recognized for trade receivables for Chemrex, reflecting exposure based on our assessments of customer payment behavior during the current quarter.

Loss Before Taxes

Loss before taxes has reduced by 12.33% for the current quarter ended March 31, 2026 compared to the same quarter in prior year for the reasons described above.

	Three month periods ended March 31,
	2026		2025
	Loss before tax	Change from prior year	Loss before tax
	$	%	$
MRNA Scientific	(89,195)	21.20%	(73,592)
Chemrex	(221,173)	(33.96)%	(334,890)
BGLC	(233,207)	8.55%	(214,845)
Total	(543,575)	(12.79)%	(623,327)

Income Tax Expense

For current quarter ended March 31, 2026, we did not have income tax expenses due to our losses incurred.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2026, we had working capital of $4,399,432 compared with working capital of $4,927,781 as of December 31, 2025. The decrease in working capital was due principally to operational losses, undertaking of strategic investments, and expansion of operations in line with the Company’s overall strategic plans.

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

The following is a summary of the Company’s cash flows (used in) / generated from operating, investing, and financing activities for the three months period ended March 31, 2026 and 2025

	Three month periods ended March 31,
	2026	2025

Net cash used in operating activities	$(147,671)	$(824,072)
Net cash used in investing activities	(13,988)	(15,646)
Net cash generated from /(used in) financing activities	59,709	(860)
Foreign currency translation adjustment	13,544	43,050
Net Change in Cash and Cash Equivalents	$(88,406)	$(797,528)

Operating Activities

Net cash used in operating activities decreased $676,401 for the quarter ended March 31, 2026 compared to same quarter in previous year. This is primarily due to substantial increase in other payable and higher allowances for expected credit losses during the quarter.

Investing Activities

Cash used in investing activities was $13,988 for the quarter ended March 31, 2026 and $15,646 for the same quarter in previous financial year.

In current quarter ended March 31, 2026, the Company had net cash of $13,988 used in purchase of plant and equipment of $(325) and fixed deposits placed of $(13,663).

In same quarter of the previous year, the company had net cash of $15,646 generated from dividend income of $8,934, purchase of plant and equipment of $(9,052) and fixed deposits placed of $(15,528).

Financing Activities

Cash generated from financing activities increased by $59,709 in current quarter ended March 31, 2026 from $(860) in previous year same quarter. The increase is primarily attributable to timing difference in the payment of commitment partially offset by payment of finance lease deposit.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report for the reasons reported below.

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

Based on this assessment, management concluded that the Company did not maintain effective control over financial reporting as of the end of the period covered by this report, for the reasons reported below.

Internal Control Remediation at Subsidiary Level

During fiscal years 2024 and 2025, respectively, the Company’s independent registered public accounting firm communicated to management a concern regarding the sufficiency of internal financial controls at its Chemrex subsidiary. The identified issues related primarily to documentation standards, delegation of transaction approval authority, and the timeliness of internal reporting.

Subsequently, the Company commenced its previously reported remediation plan which targeted the following areas:

Remediation Plan

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

Management has implemented significant elements of this remediation plan, including a change in policies, documentation, personnel, and delegated authorities. However, the review and ratification process relating to certain affected transactions remains ongoing as of the date of this report. In addition, the material weakness will not be considered remediated until the revised controls have been in operation for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2026, the Company continued implementing remediation measures in response to the material weakness described above, including changes to the approval and oversight processes at the subsidiary level. Other than those remediation activities, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company expects to continue implementing and testing remediation measures during fiscal 2026.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

Except as stated herein, there are presently no legal proceedings filed to date to which the Company or any of its property is subject, or any material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities is a party or has a material interest adverse to the Company, and no such proceedings are known to the Company to be threatened or contemplated against it.

As disclosed elsewhere herein, on May 13, 2026, the Company issued Letters of Demand to the five former officers and directors of Chemrex demanding that the former officers and directors repay to Chemrex the collective sum of approximately $2,944,000 within 14 days. The former officers and directors paid these amounts to themselves from the Chemrex corporate account  during the period from July 2024 through August 2025. The Company’s position is these amounts now demanded for repayment were unauthorized transactions under Malaysian law. The Company continues its investigation into the activities of these parties as it relates to the negative impact on the business of Chemrex. The Company intends to avail itself of all claims and demands against these parties  related to this issue and potentially other matters.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The risk factors described in our Form 10-K for the fiscal year ended December 31, 2025 should be carefully considered, as they could materially affect our business, financial condition, and results of operations.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

See Item 1 - Legal Proceedings of this Part II above.

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

May 15, 2026

