Form 10-Q
period 2026-06-30
BioNexus Gene Lab Corp
filed 2026-08-14
CIK 1737523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, there were 2,933,442 shares of common stock, no par value per share, issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

(Currency expressed in United States Dollars (“US$”))

		As of
	Note	June 30,	December 31,
		2026	2025
		(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and bank balances		1,232,658	2,383,369
Fixed deposits placed with financial institutions (including $1,129,587 and $1,553,322 of fixed deposits with original maturities more than three months as of June 30, 2026 and December 31, 2025 respectively)		2,288,874	1,656,336
Trade receivables, net of allowance for credit losses of $849,330 and $703,995 as of June 30, 2026 and December 31, 2025 respectively (including $nil and $31,420 of trade receivables from related party as of June 30, 2026 and December 31, 2025 respectively)	3	15,544	505,885
Other receivables, deposits and prepayments		108,975	81,728
Other assets	4	583,331	83,333
Tax recoverable	5	61,135	61,384
Inventories		652,892	676,703
Total current assets		4,943,409	5,448,738

NON-CURRENT ASSETS
Operating lease right-of-use assets	6	146,542	177,737
Finance lease right-of-use assets	7	72,129	-
Property, plant and equipment, net	8	1,537,800	1,598,769
Investments in equity securities	9	2,026,543	2,027,540
Total non-current assets		3,783,014	3,804,046
TOTAL ASSETS		$8,726,423	$9,252,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	10	7,896	2,335
Other payables and accrued liabilities (including $296,331 and $83,333 of other payables from related party as of June 30, 2026 and December 31, 2025 respectively)	11	608,537	401,611
Operating lease liabilities	6	56,677	59,147
Finance lease liabilities	7	6,865	-
Advance payment from customer		8,351	8,385
Amount owing to directors		124,612	49,479
Total current liabilities		812,938	520,957

NON-CURRENT LIABILITIES
Operating lease liabilities	6	89,350	116,899
Finance lease liabilities	7	45,693	-
Total non-current liabilities		135,043	116,899
TOTAL LIABILITIES		$947,981	$637,856
COMMITMENT AND CONTINGENCIES		-	-

STOCKHOLDERS’ EQUITY
As at June 30, 2026, common stock, no par value; 300,000,000 shares authorized and 2,417,314 shares outstanding, and preferred stock, no par value; 30,000,000 shares authorized and no shares outstanding. As at December 31, 2025, common stock, no par value; 300,000,000 shares authorized and 2,417,314 shares outstanding, and preferred stock, no par value; 30,000,000 share authorized and no shares outstanding (on a post-reverse stock split basis)*.	15	$20,174,795	$20,174,795
Additional paid in capital		(5,011,891)	(5,011,891)
Accumulated deficit		(7,257,253)	(6,427,227)
Accumulated other comprehensive losses		(127,209)	(120,749)
TOTAL STOCKHOLDERS’ EQUITY		7,778,442	8,614,928

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$8,726,423	$9,252,784

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (CONT’D)

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

 (Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2026	2025	2026	2025

REVENUE (Including $nil and $16,109 of revenue from related parties for the three-month period ended June 30, 2026 and 2025, respectively, and $nil and $32,179 of revenue from related parties for the six-month period ended June 30, 2026 and 2025, respectively)	$76,156	$2,260,253	$98,998	$4,397,328

COST OF REVENUE (Including $nil and $2,307 of cost of revenue from related parties for the three-month period ended June 30, 2026 and 2025, respectively, and $nil and $2,307 of cost of revenue from related parties for the six-month period ended June 30, 2026 and 2025, respectively)	(63,174)	(1,892,231)	(86,806)	(3,685,813)

GROSS PROFIT	12,982	368,022	12,192	711,515

OTHER INCOME
Dividend income	-	8,626	-	17,560
Interest income	21,183	29,768	38,362	53,336
Fair value gain on investments in equity securities	-	23,742	-	28,256
Reversal of expected credit losses	91,383	69,759	118,126	94,912
Gain from foreign exchange	46	-	5,663	-
Others	8,393	77,566	16,540	106,817
TOTAL OTHER INCOME	121,005	209,461	178,691	300,881

OPERATING EXPENSES
Sales and marketing	(36,022)	(608,427)	(88,755)	(1,149,122)
Research and development	(13,671)	(12,557)	(28,158)	(24,696)
General and administrative (Including $nil and $1,012 of rental expenses to related party for the three-month period ended June 30, 2026 and 2025, respectively, and $nil and $2,056 of rental expenses to related party for the six-month period ended June 30, 2026 and 2025, respectively)	(298,526)	(516,790)	(626,195)	(908,666)
Fair value loss on investments in equity securities	-	(51,002)	-	(119,499)
Provision for expected credit losses	(68,164)	-	(270,661)	(40,124)
TOTAL OPERATING EXPENSES	(416,383)	(1,188,776)	(1,013,769)	(2,242,107)

LOSS FROM OPERATIONS	(282,396)	(611,293)	(822,886)	(1,229,711)

FINANCE COSTS	(4,055)	(4,879)	(7,140)	(9,788)

LOSS BEFORE TAX	(286,451)	(616,172)	(830,026)	(1,239,499)

Tax expense	-	-	-	-
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(286,451)	$(616,172)	$(830,026)	$(1,239,499)

Other comprehensive (loss)/income
Foreign currency translation (loss)/gain	(28,360)	367,078	(6,460)	439,237

COMPREHENSIVE LOSS	$(314,811)	$(249,094)	$(836,486)	$(800,262)

Earnings per share - Basic and diluted	(0.118)	(0.343)	(0.343)	(0.690)
Weighted average number of common stocks outstanding, Basic and Diluted #	2,417,314	1,796,597	2,417,314	1,796,597

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

See accompanying notes to the condensed consolidated financial statements

BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AS OF JUNE 30, 2026 AND 2025

(Amount expressed in United States Dollars (“US$”))

(Unaudited)

					Accumulated
	Common stock		Additional		other	Total
	Number of		paid in	Accumulated	comprehensive	stockholders’
	shares	Amount	capital	deficit	losses	equity
Balance as of December 31, 2024*	1,796,766	$17,332,315	$(5,011,891)	$(3,442,620)	$(555,000)	$8,322,804
Net loss for the period	-	-	-	(623,327)	-	(623,327)
Foreign currency translation gain	-	-	-	-	72,159	72,159

Balance as of March 31, 2025*	1,796,766	$17,332,315	$(5,011,891)	$(4,065,947)	$(482,841)	$7,771,636

Net loss for the period	-	-	-	(616,172)	-	(616,172)
#Fractional shares	(169)	(505)	-	-	-	(505)
Foreign currency translation gain	-	-	-	-	367,078	367,078

Balance as of June 30, 2025*	1,796,597	$17,331,810	$(5,011,891)	$(4,682,119)	$(115,763)	$7,522,037

* Share activity (number of shares or both number and amount of shares) has been adjusted for the periods shown to reflect the 1-for-10 reverse stock split effected on April 7, 2025 and the 1-for-12 reverse stock split effected on July 20, 2023, on a retroactive basis.

# Rounding down of 169.30 fractional shares resulting from a 10-to-1 reverse stock split at a price of $2.98 per share

					Accumulated
	Common stock		Additional		other	Total
	Number of		paid in	Accumulated	comprehensive	stockholders’
	shares	Amount	capital	deficit	losses	equity
Balance as of December 31, 2025 *	2,417,314	$20,174,795	$(5,011,891)	$(6,427,227)	$(120,749)	$8,614,928
Net loss for the period	-	-	-	(543,575)	-	(543,575)
Foreign currency translation gain	-	-	-	-	21,900	21,900
Balance as of March 31, 2026 *	2,417,314	$20,174,795	$(5,011,891)	$(6,970,802)	$(98,849)	$8,093,253
Net loss for the period	-	-	-	(286,451)	-	(286,451)
Foreign currency translation (loss)	-	-	-	-	(28,360)	(28,360)
Balance as of June 30, 2026 *	2,417,314	$20,174,795	$(5,011,891)	$(7,257,253)	$(127,209)	$7,778,442

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

 BIONEXUS GENE LAB CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six-month periods ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(830,026)	$(1,239,499)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of operating lease ROU assets	31,193	27,312
Amortization of finance lease ROU assets	2,723	-
Allowances for expected credit losses	270,661	40,124
Recoveries for expected credit losses	(118,126)	(94,912)
Depreciation of property, plant and equipment	56,358	54,442
Dividend income	-	(17,560)
Fair value loss on investments in equity securities	-	91,243
Operating loss before working capital changes	(587,217)	(1,138,850)

Changes in operating assets and liabilities:
Inventories	23,811	173,001
Trade and other receivables	310,559	(368,335)
Other assets	(499,998)	-
Trade and other payables	212,487	(112,559)
Advance payment from customer	(34)	(84,531)
Operating lease liabilities	(30,019)	(13,401)
Tax liabilities	249	(17,304)
Net cash used in operating activities	(570,162)	(1,561,979)

Cash flows from investing activities:
Dividend income	-	17,560
Proceeds from maturity of fixed deposits	443,395	-
Change in fixed deposits placed with original maturities of more than three months	(19,660)	(31,227)
Payment for acquisition of right-of-use assets	(21,008)	-
Purchase of plant and equipment	(575)	(30,511)
Net cash generated from/(used in) investing activities	402,152	(44,178)

Cash flows from financing activities:
Advance from/ (Repayments to) Directors	75,133	(1,385)
Repayment of finance lease liabilities	(1,817)	-
Cash paid for fractional shares in reverse stock split	-	(505)
Net cash generated from/(used in) financing activities	73,316	(1,890)

Foreign currency translation adjustment	256	258,270
NET CHANGE IN CASH AND CASH EQUIVALENTS	(94,438)	(1,349,777)
CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL PERIOD	2,486,383	2,886,966

CASH AND CASH EQUIVALENTS, END OF FINANCIAL PERIOD	$2,391,945	$1,537,189

CASH AND CASH EQUIVALENTS INFORMATION:
Fixed deposits placed with financial institutions with original maturities of three months or less	$1,159,287	$723,010
Cash and bank balances	1,232,658	814,179
Cash and cash equivalents, end of financial period	2,391,945	1,537,189

Supplementary cash flow information:
Interest paid	$(864)	$(3,168)
Income tax paid	-	(12,514)

See accompanying notes to the condensed consolidated financial statements

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

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

The principal office address is Unit A-28-7, Level 28, Tower A, Menara UOA Bangsar, No.5, Jalan Bangsar Utama 1, Kuala Lumpur, Malaysia, and our lab is located at Lab 353, Chemical Science Centre, University Science Malaysia, George Town, Penang, Malaysia.

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

The corporate structure as at June 30, 2026 is depicted below:

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

The accompanying condensed consolidated financial statements as of and for the six months ended June 30, 2026 and 2025 have been prepared pursuant to the rules and regulations of the securities and exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The Condensed Consolidated Balance Sheet information as of December 31, 2025 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2026. These financial statements should be read in conjunction with that report.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

•	Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, for the period ended June 30, 2026, the Company recorded a net loss of $830,026 and negative cash outflows from operating activities of $570,162 and as of June 30, 2026, the Company incurred an accumulated deficit of $7,257,253. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company maintains cash balances with multiple financial institutions in Malaysia as well as in the United States. Deposits placed with each institution in Malaysia are insured by the Malaysia Deposit Insurance Corporation (Perbadanan Insurans Deposit Malaysia, or PIDM) up to RM250,000 (approximately USD 61,300) per depositor. While for deposits placed with institution in the United States, it is insured by the Federal Deposit Insurance Corporation (FDIC) up to USD250,000 per depositor, per insured bank, for each account ownership category under the FDIC's general deposit insurance rules.

From time to time, the Company’s cash balances may exceed these insured limits. As of June 30, 2026, cash balances exceeding the insured limit amounted to $2,117,186. However, the Company has not experienced any losses on such accounts and believes that its exposure to credit risk is not significant. The Company actively monitors its balances with these financial institutions and considers the risk of loss to be remote.

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

FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

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

FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

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

FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

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

Translation of amounts from MYR into US$1.00 has been made at the following exchange rates for the respective period and year:

	June 30,	December 31,
	2026	2025
Period ended June 30, 2026 /Year-ended December 31, 2025 US$1: MYR exchange rate	4.078	4.061

	January 1,	January 1,
	2026 to	2025 to
	June 30,	June 30,
	2026	2025
Six-month average US$1: MYR exchange rate	3.984	4.450

•	Related parties

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

FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

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

The carrying value of the Company’s financial instruments: cash and bank balances, fixed deposits placed with financial institutions, trade receivable, other receivables, deposits, trade payables, other payables and accrued liabilities, advance payment from customers and amount owing to directors approximate at their fair values because of the short-term nature of these financial instruments

As of June 30, 2026 and December 31, 2025, respectively, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Accounting Standards Update 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets:

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in the ASU provide (1) all entities with practical expedient and (2) entities other than public business entities (PBEs) with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The ASU is effective for fiscal years and interim periods beginning after December 15, 2025. Companies should apply this guidance on a prospective basis, and early adoption is permitted.

The Company is reviewing the accounting standards update to determine the impact it may have on its consolidated financial statements and related disclosures.

The Company does not expect that any other recently issued accounting pronouncements will have a significant effect on its consolidated financial statements.

NOTE 3 – TRADE RECEIVABLES

The Company’s trade receivables represent amounts due from customers that are unrelated parties and related parties of $NIL and $31,420 respectively for June 30, 2026 and December 31, 2025. Trade receivables are initially recognized at the invoiced amount and subsequently measured at amortized cost, net of an allowance for expected credit losses. An estimate for doubtful debts is made when collection of the full amount is no longer probable. Trade receivables are written off when they are determined to be uncollectible, and all reasonable collection efforts have been exhausted.

As of June 30, 2026, the Company performed an analysis of all outstanding trade receivables in accordance with the expected credit loss model under ASC 326. The Company considered historical collection trends, aging of balances, customer credit profiles, and current and forecasted economic conditions in estimating the allowance.

The Company’s standard credit terms range from 30 to 90 days. Certain receivables are interest-bearing. Specifically, one customer was charged with interest at 6% per annum from May 2021 to June 2023. From July 2023 onwards, the Company increased its interest rate to 8.4%.

	As of
	June 30, 2026	December 31, 2025

Trade receivables	864,874	1,209,880
Allowances for expected credit losses	(849,330)	(703,995)
Total trade receivables, net	$15,544	$505,885

Movement for trade receivables allowance for impairment accounts:

	As of
	June 30, 2026	December 31, 2025
At January 1, 2026 and January 1, 2025	703,995	517,877
Charge for the period/year
Allowances for expected credit losses	270,661	225,756
Recovered for expected credit losses	(118,126)	(97,203)
Foreign translation differences	(7,200)	57,565
	$849,330	$703,995

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

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

In consideration for the license, the Company agreed to pay Fidelion a total license fee of $2,000,000 in 24 equal monthly instalments. Instalment payments made under the License Agreement are recorded as prepaid amounts within Other Assets. The Company has not recognized the license rights as a separate intangible asset as of June 30, 2026.

NOTE 5 – INCOME TAXES

Loss before income taxes for the six months ended June 30, 2026 and 2025 is summarized as follows:

	Six-month periods ended
	June 30,	June 30,
	2026	2025
Loss before income taxes:
Local	$(421,417)	$(441,349)
Foreign, representing Malaysia	(408,609)	(798,150)
	$(830,026)	$(1,239,499)

Provision for income taxes for the six-month periods ended June 30, 2026 and 2025 is summarized as follows:

Six-month periods ended
	June 30,	June 30,
	2026	2025
Current expense/(benefit):
Federal	$-	$-
State	-	-
Foreign	-	-
Total current expense	-	-
Deferred expense/(benefit):
Federal	-	-
State	-	-
Foreign	-	-
Total deferred expense/(benefit)	-	-
Total income tax expense	$-	$-

The income taxes paid/(net of refunds) by jurisdiction for six-month periods ended June 30, 2026 and 2025, as reported in the Consolidated Statements of Cash Flows, are as follows:

	Six-month periods ended
	June 30, 2026	June 30, 2025
U.S. federal	$-	$-
Foreign, Malaysia	$-	$(12,514)
Total income taxes paid, net	$-	$(12,514)

The reconciliation of the federal statutory income tax amount and rate to the Company’s effective tax rate for six-month periods ended June 30, 2026 and 2025 is as follows:

	Six-month periods ended
	June 30, 2026		June 30, 2025
	$	%	$	%
Loss before tax	(830,026)	-	(1,239,499)	-
Federal statutory tax rate	(174,305)	21.00%	(260,295)	21.00%
State and local income taxes, net of federal income tax effect	-	-	-	-
Foreign tax effects:
Malaysia
Foreign rate difference	(12,258)	1.48%	(23,944)	1.93%
Non-taxable or non-deductible items	39,251	(4.73)%	12,259	(0.99)%
Prior year tax adjustment	-	0.00%	-	0.00%
Changes in valuation allowances	147,314	(17.75)%	271,980	(21.94)%
Income tax expense and effective tax rate	-	0.00%	-	0.00%

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The significant components of deferred taxes of the Company are as follows:

	As of
	June 30, 2026	December 31, 2025
Deferred tax assets
Property, plant and equipment	$(226,058)	(225,839)
Capital allowances	376,024	340,392
Net operating loss (NOL) carryforwards:
– United States of America	9,359,539	8,938,122
– Malaysia	2,564,798	2,355,144
Gross deferred tax assets	12,074,302	11,407,819
Less: Valuation allowance	(12,074,302)	(11,407,819)
Deferred tax assets, net of valuation allowance	-	-

The table below summarizes changes in the valuation allowance for deferred tax assets for the six-month periods ended June 30, 2026 and 2025 presented:

	Six-month periods ended
	June 30,	June 30,
	2026	2025
Valuation allowance
Balance, beginning of period	$11,407,819	$9,466,173
Increases in (reversal of) valuation allowance during the period	666,484	1,188,417
Balance, end of period	$12,074,302	$10,654,590

The Company believes that it is more likely than not that the deferred tax assets will not be fully realized in the future. Accordingly, the Company established a valuation allowance of 12,074,302 to offset deferred tax assets of $12,074,302, including deferred tax assets related to the net operating loss (NOL) carry forwards of $11,924,337 as of June 30, 2026.

For the six-month periods ended June 30, 2026 and 2025, a valuation allowance was increased by $666,484, this increase was primarily due to an increase of NOL carry-forwards of $421,417 from the holding company.

United States of America

The Company is registered in the State of Wyoming and is subject to United States of America tax law.

For the six-month periods ended June 30, 2026 and 2025 the operations in the United States of America incurred a net operating loss (NOL) of $421,417 and $441,349 respectively.

As of June 30, 2026, the cumulative net operating losses (NOLs) were $9,359,539 which can be carried forward to offset future taxable income. The NOL carry-forwards begin to expire in 2041, if unutilized.

Malaysia

The Company’s subsidiaries operating in Malaysia are subject to the Malaysia Corporate Tax Laws at a standard income tax rate of 24% on their assessable income for the tax year.

For the six-month periods ended June 30, 2026 and 2025 the subsidiaries in Malaysia incurred an aggregate net operating loss (NOL) of $209,654 and $712,323, respectively.

As of June 30, 2026, the operations in Malaysia had incurred the aggregate amount of cumulative net operating losses (NOLs) of $2,564,798 which can be carried forward indefinitely to offset taxable income in the future. The NOL carry-forwards begin to expire in 2033, if unutilized.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

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

The present value of the lease payments is discounted at 6.65% per annum. This rate is reference from base rate of Malayan Banking Berhad, the largest bank in Malaysia.

As of June 30, 2026 and December 31, 2025, operating lease right-of-use assets are as follows:

	As of
	June 30,	December 31,
	2026	2025
Balance as of beginning of the period/year	$177,737	$215,243
Less: amortization	(31,193)	(56,434)
Foreign translation differences	(2)	18,928
Balance as of end of the period/year	$146,542	$177,737

As of June 30, 2026 and December 31, 2025, operating lease liabilities are as follows:

	As of
	June 30,	December 31,
	2026	2025
Balance as of beginning of the period/year	$176,046	$210,557
Less: gross repayment	(35,355)	(65,817)
Add: imputed interest	5,359	12,677
Foreign translation differences	(23)	18,629
Balance as of end of the period/year	146,027	176,046
Less: operating lease liability current portion	(56,677)	(59,147)
Operating lease liability non-current portion	$89,350	$116,899

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

As of June 30, 2026 and December 31, 2025, the maturities of the operating lease obligation are as follows:

	As of
	June 30, 2026	December 31, 2025

Years ending June 30 and December 31:
2026	-	68,671
2027	64,257	61,058
2028	60,811	49,776
2029	33,272	14,159
Total undiscounted cash flows	158,340	193,664
Less: Interest imputed in operating lease liabilities	(12,313)	(17,618)
Present value of operating lease liabilities	$146,027	$176,046

The amortization of the operating lease right of use asset for the six-month periods ended June 30, 2026 and 2025 were $31,193 and $27,312 respectively.

	As of
	June 30, 2026	December 31, 2025
Supplemental Cash Flow Disclosures:
Cash paid for amounts included in the measurement of lease liabilities:
Lease payment – operating leases	$(35,355)	$(65,817)

Other information:
Weighted average remaining lease term for operating lease (years)	2.92	3.42
Weighted average discount rate for operating lease	6.65%	6.65%

Lease expenses for the six-month periods ended June 30, 2026 and 2025 were $36,552 and $33,932, respectively.

NOTE 7 – FINANCE LEASE RIGHT OF USE ASSET AND LEASE LIABILITY

The Company purchased motor vehicles under finance lease agreements with the effective interest rate of 5.12% of per annum, with principal and interest payable monthly. The obligations under the finance lease are as follows:

As of June 30, 2026 and December 31, 2025, finance lease right-of-use assets are as follows:

	As of
	June 30,	December 31,
	2026	2025

Addition of right of use assets	75,383	-
Less: amortization	(2,723)	-
Foreign translation differences	(531)	-
Balance as of June 30, 2026	$72,129	$-

The amortization of right of use assets is on a straight-line basis over 84 months (approximately $897 per month), commence from April 1, 2026 onwards.

The first repayment of the finance lease liabilities will also fall due from April 1, 2026 onwards.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

As of June 30, 2026 and December 31, 2025, finance lease liabilities are as follows:

	As of
	June 30,	December 31,
	2026	2025

Finance lease liabilities	54,375	-
Less: gross repayment	(2,351)	-
Add: imputed interest	917	-
Foreign translation differences	(383)	-
Balance as of end of the period/year	$52,558	-

Less: current portion of finance lease liabilities	(6,865)	-
Finance lease liabilities, non-current	$45,693	-

As of June 30, 2026 and December 31, 2025, the maturities of the finance lease obligation are as follows:

	As of
	June 30,	December 31,
	2026	2025
Years ending June 30 and December 31:
2027	9,188	-
2028	9,188	-
2029	9,188	-
2030	9,188	-
2031	9,188	-
Thereafter	16,066	-
Total undiscounted lease payments	62,006	-
Less: Imputed Interest on finance lease liabilities	(9,448)	-
Present value of finance lease liabilities	$52,558	$-

The amortization of the finance lease right of use asset for the six-month period ended June 30, 2026 and 2025 were $2,723 and $nil respectively.

Supplemental Cash Flow Disclosures:
Cash paid for amounts included in the measurement of lease liabilities:
Payment for acquisition of right-of-use assets	$(21,008)	$-
Finance lease liabilities obtained in exchange for finance lease assets	54,375	-

Other information:
Weighted average remaining lease term for finance lease (years)	6.75	-
Weighted average discount rate for finance lease	5.12%	-

Lease expenses for the six-month periods ended June 30, 2026 and 2025 were $3,640 and $nil respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

 Property, plant and equipment consisted of the following:

	As of
	June 30,	December 31,
	2026	2025

Air conditioner	$1,124	$1,124
Computer and software	7,426	7,262
Equipment	65,360	65,360
Furniture and fittings	98,883	98,883
Lab equipment	320,102	320,102
Land and buildings	1,506,969	1,506,969
Motor vehicle	161,148	161,148
Office equipment	41,519	41,108
Renovation	111,519	111,519
Signboard	806	806
Solar PV System	16,935	16,935
Machinery	211,898	211,898
	2,543,689	2,543,114
(Less): Accumulated depreciation	(925,207)	(868,849)
(Less): Accumulated impairment	(40,173)	(40,173)
Add: Foreign translation differences	(40,509)	(35,323)
Property, plant and equipment, net	$1,537,800	$1,598,769

During the six-month periods ended June 30, 2026 and 2025, the Company recorded depreciation of $56,358 and $54,442, respectively.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 9 – INVESTMENTS IN EQUITY SECURITIES

	As of
	June 30,	December 31,
	2026	2025
As of beginning of the period/year	2,027,540	1,265,166
Addition during the year	-	1,790,333
Disposal during the year	-	(1,004,428)
Fair value (loss)/gain	-	(93,965)
Foreign exchange translation	(997)	70,434
As of end of the period/year	2,026,543	2,027,540

For the six-month periods ended June 30, 2026 and 2025, respectively, the net fair value gain/ (loss)on the investments in equity securities were $Nil and $(91,243) recorded in administrative expenses and other income of the Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss).

 The investments in equity securities consist of the following shares:

	As of
	June 30,	December 31,
	2026	2025

Investment in equity securities without readily determined fair value:
Malaysia	245,369	246,366
Singapore	1,781,174	1,781,174
	$2,026,543	$2,027,540

Equity Securities Without Readily Determinable Fair Values

The Company’s investments in equity securities without readily determinable fair values consist of investments in privately held companies and totaled $2,026,543 and $2,027,540 as of June 30, 2026 and December 31, 2025, respectively.

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

FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 10 – TRADE PAYABLES

Trade payables are amounts billed to the Company by suppliers for goods and services in the ordinary course of business. All amounts have short-term repayment terms and vary by supplier.

NOTE 11 – OTHER PAYABLES AND ACCRUED LIABILITIES

As of June 30, 2026, other payables comprised mainly amounts owing to service provider and instalment payment due to Fidelion relating to the licensing agreement at $296,331. All amounts have short payment terms.

	As of June 30, 2026	As of December 31, 2025

Other payables and accrued liabilities (including $296,331 and $83,333 of other payables from related party as of June 30, 2026 and December 31, 2025 respectively)	538,068	275,574
Accrued liabilities	70,469	126,036
	$608,537	$401,611

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 12 – REVENUE

The following table shows disaggregated net revenue from contracts with customers by product or service line and geographic area for the three- and six-month periods ended June 30, 2026 and 2025:

	Three-month periods ended		Six-month periods ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Revenue by product or service line:
Trading of industrial chemicals	75,506	2,256,787	97,037	4,390,794
Screening services and related sales	650	3,466	1,961	6,534
Net revenue	$76,156	$2,260,253	$98,998	$4,397,328

Revenue by geographic area
Bangladesh	-	28,852	-	28,852
Malaysia	63,717	1,830,563	86,559	3,578,091
Maldives	-	139,576	-	320,649
Singapore	-	97,623	-	131,846
Sri Lanka	-	109,371	-	255,470
Indonesia	-	54,268	-	82,420
South Africa	12,439	-	12,439	-
Net revenue	$76,156	$2,260,253	$98,998	$4,397,328

Timing of recognition:
At a point in time	$76,156	$2,260,253	$98,998	$4,397,328

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

NOTE 13 – RELATED PARTY TRANSACTIONS

The following table provides details of the total revenue earned and expenses incurred from all related party transactions:

	Three-month periods ended		Six-month periods ended
	June 30,	June 30,	June 30,	June 30,
Entities in which certain directors of a subsidiary have substantial financial	2026	2025	2026	2025

interests
Sales of goods	$-	$16,109	$-	$32,179
Purchases	-	(2,307)	-	(2,307)
Rental of factory	-	(1,012)	-	(2,056)

The balances related to the above transactions with related parties are as disclosed in the Condensed Consolidated Balance Sheets which are interest-free, unsecured and subject to normal credit terms.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The related parties consist of companies in which former directors have substantial financial interests and Fidelion, in which the Company’s Chief Executive Officer has a shareholding and serves as chief executive officer-designate. The related-party payable of $296,331 as of June 30, 2026 relates to amounts due to Fidelion under the License Agreement.

NOTE 14 – CONCENTRATION OF RISKS

a) Major customers

For the three-month periods ended June 30, 2026, and 2025, respectively, the customers who accounted for 10% or more of the Company's revenues and its accounts received balance at period-end are presented as follows:

	2026	2025	2026	2025	2026	2025
	Revenues		Percentage of revenues		Accounts receivable trade
Customer A	$29,464	$-	38.69%	-	$-	$-
Customer B	$12,439	$-	16.33%	-	$-	$-
Customer C	$8,540	$-	11.21%	-	$-	$-
Customer D	$-	$250,240	-	11.07%	$-	$317,314
	$50,443	$250,240	66.24%	11.07%	$-	$317,314

For the six-month periods ended June 30, 2026, and 2025, respectively, the customers who accounted for 10% or more of the Company's revenues and its accounts received balance at period-end are presented as follows:

	2026	2025	2026	2025	2026	2025
	Revenues		Percentage of revenues		Accounts receivable trade
Customer A	$29,592	$-	29.89%	-	$-	$-
Customer B	$12,493	$-	12.62%	-	$-	$-
	$42,085	$-	42.51%	-	$-	$-

b) Major suppliers

For the three-month periods ended June 30, 2026, and 2025, respectively, the suppliers who accounted for 10% or more of the Company’s cost of sales and their balances at period ended are presented as follows:

	2026	2025	2026	2025	2026	2025
	Purchase		Percentage of purchases		Accounts payable trade
Vendor A	$19,995	$-	31.65%	-	$1,226	$-
Vendor B	$11,362	$-	17.99%	-	$-	$-
Vendor C	$7,490	$-	11.86%	-	$-	$-
Vendor D	$-	$640,043	-	33.82%	$-	$647,890
Vendor E	$-	$235,304	-	12.44%	$-	$171,291
	$38,847	$875,347	61.50%	46.26%	$1,226	$819,181

For the six-month periods ended June 30, 2026, and 2025, respectively, the suppliers who accounted for 10% or more of the Company’s cost of sales and their balances at period ended are presented as follows:

	2026	2025	2026	2025	2026	2025
	Purchase		Percentage of purchases		Accounts payable trade
Vendor A	$20,082	$-	23.13%	-	$1,226	$-
Vendor B	$11,411	$-	13.15%	-	$-	$-
Vendor C	$-	$1,081,275	-	29.34%	$-	$647,890
Vendor D	$-	$561,103	-	15.22%	$-	$171,291
	$31,493	$1,642,378	36.28%	44.56%	$1,226	$819,181

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 15 – STOCKHOLDERS’ EQUITY

As at June 30, 2026 and December 31, 2025, the Company issued and outstanding, common stock is 2,417,314 shares, respectively.

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

The Revised Reverse Stock Split was approved and authorized by a majority of the Company’s stockholders on March 19, 2025. Thereafter, on that same date, the Board of Directors set the reverse stock split ratio at 1 for 10. The Reverse Stock Split was approved by the Board at a ratio of one-for-ten (1:10), an amendment was filed with the Wyoming Secretary of State on April 1, 2025, and became market effective on April 7, 2025.

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

Additional Share Issuances

In November 2025, the Company issued 175,000 shares of common stock to ARC Group International Ltd. (“ARC”) as consideration for ARC’s commitment under the purchase agreement to purchase, from time to time at the Company’s discretion, up to $500,000,000 of the Company’s common stock, no par value per share, over a 36-month period.

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

FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 16 – SEGMENT INFORMATION

The Company determines its reportable segments based on its internal organization structure and internal management reporting used to assess and allocate resources. This information is regularly reviewed by the Company’s Chief Executive Officer who is identified as the Chief Operating Decision Maker (“CODM”). The Company consists of three operating units, BioNexus Gene Lab Corp., MRNA Scientific Sdn. Bhd. and Chemrex Corporation Sdn. Bhd. which are determined as three reportable segments, as described below. These reportable segments offer different products and services, and are managed separately because they require different technology and marketing strategies. The following describes the operations in each of the Company’s reportable segments:

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

Pursuant to ASU 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures”, the financial information concerning the Company’s reportable segments is shown as below:

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

By Business Unit	Provision for genomic screening services	Trading of industrial chemicals	Investment holding	Total
	Six month periods ended June 30, 2026

REVENUE	$1,961	$97,037	$-	$98,998

COST OF REVENUE	(1,250)	(85,556)	-	(86,806)

GROSS PROFIT	711	11,481	-	12,192

OTHER INCOME
Interest income	27,780	10,582	-	38,362
Reversal of expected credit losses	-	118,126	-	118,126
Gain from foreign exchange	3,827	1,790	46	5,663
Others	-	16,540	-	16,540
TOTAL OTHER INCOME	31,607	147,038	46	178,691

OPERATING EXPENSES
Sales and marketing	(66,285)	(1,140)	(21,330)	(88,755)
Research and development	(28,158)	-	-	(28,158)
General and administrative	(119,682)	(107,244)	(399,269)	(626,195)
Provision for expected credit losses	-	(270,661)	-	(270,661)
TOTAL OPERATING EXPENSES	(214,125)	(379,045)	(420,599)	(1,013,769)

LOSS FROM OPERATIONS	(181,807)	(220,526)	(420,553)	(822,886)

FINANCE COSTS	(5,359)	(917)	(864)	(7,140)

LOSS BEFORE TAX	(187,166)	(221,443)	(421,417)	(830,026)

Tax expense	-	-	-	-
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(187,166)	$(221,443)	$(421,417)	$(830,026)

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

By Business Unit	Provision for genomic screening services	Trading of industrial chemicals	Investment holding	Total
	Six-month periods ended June 30, 2025

REVENUE	$6,534	$4,390,794	$-	$4,397,328

COST OF REVENUE	(4,131)	(3,681,682)	-	(3,685,813)

GROSS PROFIT	2,403	709,112	-	711,515

OTHER INCOME
Dividend income	-	17,560	-	17,560
Interest income	45,094	8,242	-	53,336
Fair value gain on investments in equity securities	-	28,256	-	28,256
Reversal of expected credit losses	-	94,912	-	94,912
Others	7,370	99,447	-	106,817
TOTAL OTHER INCOME	52,464	248,417	-	300,881

OPERATING EXPENSES
Sales and marketing	(56,064)	(1,068,531)	(24,527)	(1,149,122)
Research and development	(24,696)	-	-	(24,696)
General and administrative	(205,170)	(286,724)	(416,772)	(908,666)
Fair value loss on investments in equity securities	-	(119,499)	-	(119,499)
Provision for expected credit losses	-	(40,124)	-	(40,124)
TOTAL OPERATING EXPENSES	(285,930)	(1,514,878)	(441,299)	(2,242,107)

LOSS FROM OPERATIONS	(231,063)	(557,349)	(441,299)	(1,229,711)

FINANCE COSTS	(6,637)	(3,101)	(50)	(9,788)

LOSS BEFORE TAX	(237,700)	(560,450)	(441,349)	(1,239,499)
Tax Expenses	-	-	-	-
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(237,700)	$(560,450)	$(441,349)	$(1,239,499)

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

By Country	Malaysia	America	Total
	Six-month periods ended June 30, 2026

REVENUE	$98,998	$-	$98,998

COST OF REVENUE	(86,806)	-	(86,806)

GROSS PROFIT	12,192	-	12,192

OTHER INCOME
Interest income	38,362	-	38,362
Reversal of expected credit losses	118,126	-	118,126
Gain from foreign exchange	5,617	46	5,663
Others	16,540	-	16,540
TOTAL OTHER INCOME	178,645	46	178,691

OPERATING EXPENSES
Sales and marketing	(67,425)	(21,330)	(88,755)
Research and development	(28,158)	-	(28,158)
General and administrative	(226,926)	(399,269)	(626,195)
Provision for expected credit losses	(270,661)	-	(270,661)
TOTAL OPERATING EXPENSES	(593,170)	(420,599)	(1,013,769)

LOSS FROM OPERATIONS	(402,333)	(420,553)	(822,886)

FINANCE COSTS	(6,276)	(864)	(7,140)

LOSS BEFORE TAX	(408,609)	(421,417)	(830,026)

Tax expense	-	-	-
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(408,609)	$(421,417)	$(830,026)

By Country	Malaysia	America	Total
	Six-month periods ended June 30, 2025

REVENUE	$4,397,328	$-	$4,397,328

COST OF REVENUE	(3,685,813)	-	(3,685,813)

GROSS PROFIT	711,515	-	711,515

OTHER INCOME
Dividend income	17,560	-	17,560
Interest income	53,336	-	53,336
Fair value gain on investments in equity securities	28,256	-	28,256
Reversal of expected credit losses	94,912	-	94,912
Others	106,817	-	106,817
TOTAL OTHER INCOME	300,881	-	300,881

OPERATING EXPENSES
Sales and marketing	(1,124,595)	(24,527)	(1,149,122)
Research and development	(24,696)	-	(24,696)
General and administrative	(491,894)	(416,772)	(908,666)
Fair value loss on investments in equity securities	(119,499)	-	(119,499)
Provision for expected credit losses	(40,124)	-	(40,124)
TOTAL OPERATING EXPENSES	(1,800,808)	(441,299)	(2,242,107)

LOSS FROM OPERATIONS	(788,412)	(441,299)	(1,229,711)

FINANCE COSTS	(9,738)	(50)	(9,788)

LOSS BEFORE TAX	(798,150)	(441,349)	(1,239,499)

Tax expense	-	-	-
NET (LOSS)/PROFIT ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(798,150)	$(441,349)	$(1,239,499)

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Provision for genomic screening services	Trading of industrial chemicals	Investment holding	Total
	As of June 30, 2026

Segment assets	$1,803,092	$4,413,947	$2,509,384	$8,726,423

Included in the measure of segment assets are:

Addition to non-current assets other than financial instruments and deferred tax assets	163	75,794	-	75,957

	Provision for genomic screening services	Trading of industrial chemicals	Investment holding	Total
	As of December 31, 2025

Segment assets	$2,281,947	$4,577,690	$2,393,147	$9,252,784

Included in the measure of segment assets are:

Addition to non-current assets other than financial instruments and deferred tax assets	1,382	35,589	-	36,971

The Company had no inter-segment sales for the periods presented.

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

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

On March 7, 2025, the Company issued a press release announcing a strategic partnership with ML Tech to optimize its Ethereum-based growth strategies. ML Tech, an AI-driven wealth management platform for digital assets regulated by the National Futures Association (NFA) and headquarters in Miami, Florida, will provide institutional-grade trading strategies to BGLC.

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

On April 1, 2025, the Company’s Articles of Amendment regarding the one for ten (1:10) reverse stock split was filed with the Wyoming Secretary of State, which was approved by the Company’s Board of Directors. On April 7, 2025, the Company effected a reverse stock split and the Company’s common stock began trading on a split-adjusted basis on The Nasdaq Capital Market.

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

BIONEXUS GENE LAB CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

In July 2025, the Company, through MRNA Scientific Sdn. Bhd., entered into a nonbinding term sheet with Fidelion Diagnostics Pte. Ltd. (“Fidelion”) concerning a proposed strategic cross-equity alliance and exclusive commercialization rights for the VitaGuard™ minimal residual disease (“MRD”) platform in Southeast Asia. On November 28, 2025, the Company completed the Share Subscription and Shareholders’ Agreement with Fidelion and the other parties thereto and entered into an Intellectual Property License Agreement under which the Company obtained exclusive, perpetual commercialization rights for VitaGuard in the ASEAN region. VitaGuard is being developed for liquid-biopsy MRD monitoring. As of June 30, 2026, the platform remained in the commercialization and implementation stage in ASEAN and had not begun generating revenue for the Company.

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

Under the Facility, the Company, in its sole discretion and subject to the terms and conditions of the Purchase Agreement, may direct ARC to purchase registered shares of Common Stock at a purchase price equal to a specified discount to the prevailing volume-weighted average price during an agreed pricing period, the discount being between 3.0% and 3.5%. ARC may not purchase shares under the Facility that would result in its beneficial ownership exceeding 9.99% of the Company’s then outstanding Common Stock and is prohibited from short selling or hedging transactions involving the Company’s securities.

As consideration for ARC’s commitment under the Facility, the Company issued to ARC 175,000 shares of Common Stock (the “Commitment Shares”) on November 26, 2025.

On November 20, 2025, the Company’s Board of Directors adopted the BioNexus Gene Lab Corp. 2025 Equity Incentive Plan (the “Incentive Plan”), which was approved by the Company’s shareholders at the annual meeting held on December 24, 2025. The Incentive Plan initially reserved 472,767 shares of common stock for issuance and provides for annual increases in the share reserve in accordance with its terms. The Incentive Plan reserve for 2026 is 593,632 shares.

See Note 18 for awards issued after June 30, 2026.

NOTE 18 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through August 14, 2026, the date these condensed consolidated financial statements were issued.

On August 13, 2026, the Company issued an aggregate of 516,128 shares of common stock under the shareholder-approved 2025 Equity Incentive Plan as fully vested Other Stock-Based Awards under Section 5 of that plan. The awards were compensation for completed services and were issued for no cash consideration. The Board valued the awards using $1.55 per share, the Nasdaq closing price on August 12, 2026, producing an aggregate Board-approved value of $799,998.40. The awards consisted of 338,709 shares to Su-Leng Tan Lee, the Company’s Chief Executive Officer and President; 96,774 shares to Set Fui Chong, the Company’s Chief Financial Officer and Principal Financial Officer; 32,258 shares to Muhammad Azrul bin Abdul Hamid, an independent director; 32,258 shares to Chee Keong Yap, an independent director; and 16,129 shares to Jook Yuen Low, an independent director. Following the issuances, 77,504 shares remained available under the plan and the Company had 2,933,442 shares of common stock issued and outstanding. The Company relied on Regulation S under the Securities Act of 1933 for the offshore issuances. The shares are restricted securities and remain subject to applicable transfer restrictions.

Also on August 13, 2026, the Board reappointed Su-Leng Tan Lee as Chief Executive Officer and President for a fixed term commencing September 1, 2026 and ending August 31, 2029 and approved a new employment agreement effective September 1, 2026. The agreement provides for gross base salary of $35,000 per month, an annual discretionary cash-bonus review with no guaranteed minimum or target, and termination by either party on six months’ written notice, subject to its other terms.

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

BGLC is an emerging technology company focused on the application of functional genomics to enable early detection of infectious diseases and cancers. On August 23, 2017, we acquired all of the outstanding capital stock of MRNA Scientific Malaysia, which was incorporated in Malaysia on April 7, 2015. MRNA Scientific Malaysia owns algorithm software, technology, and know-how related to the detection of common diseases through blood analysis which we use in our business. Our non-invasive blood screening tests analyze changes in ribonucleic acid (or RNA). This blood genomic biomarker approach is based on the scientific observation that circulating blood reflects, in a detectable way, what is occurring throughout the body currently, which was pioneered by BGLC’s founder, Prof. Choong-Chin Liew.

The corporate and principal office address of the Company and MRNA Scientific Malaysia is Unit A-28-7, Level 28, Tower A, Menara UOA Bangsar, No. 5 Jln Bangsar Utama 1, Kuala Lumpur, Malaysia. MRNA Scientific's laboratory is located at Lab 353, Chemical Science Centre, University Science Malaysia, George Town, Penang, Malaysia. MRNA Scientific's laboratory at Lifecare Diagnostic Centre is temporarily unavailable pending relocation and preparation for the contemplated VitaGuard testing regime and continued cooperation with Fidelion. Our telephone number is (+60) 18-2218762 and our website is www.bionexusgenelab.com.

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

General

We were incorporated in the State of Wyoming on May 12, 2017 and operations of our Malaysian company began operations in July 2017. Consequently, the following discussion and analysis of the results of operations and financial condition of the Company is for fiscal periods ended June 30, 2026 and 2025, respectively. This information should be read in conjunction with the consolidated financial statements and notes to the financial statements that are included elsewhere herein. The consolidated financial statements presented herein (and to which this discussion relates) reflect the results of operations of the Company and its Malaysian subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Overview

During the quarter ended June 30, 2026, BioNexus Gene Lab Corp. ("BGLC", the "Company", "we", "us" or "our") continued to refine its strategic focus across healthcare diagnostics through MRNA Scientific Sdn. Bhd., specialty chemicals through Chemrex Corporation Sdn. Bhd., and its investment and strategic-development activities. Management's priorities included modernizing and rebuilding the blood-based genomic screening (BGS) platform through GeneMatrix Systems, advancing VitaGuard commercialization planning with Fidelion, stabilizing Chemrex's core trading operations and collections, and evaluating strategic opportunities under disciplined capital-allocation criteria.

These activities remain subject to the technical, regulatory, financing, contractual and operational requirements, uncertainties and risks described in this report.

Liquidity Position and Capital Structure

As of June 30, 2026, the Company had cash and cash equivalents of $2,391,945 (consisting of bank balances of $1,232,658, and fixed deposit with original maturities of three months or less of $1,159,287) and total liquidity of $3.5 million. “Total liquidity” is a management liquidity metric comprised of cash and cash equivalents, fixed deposits with original maturities greater than three months, and trade receivables, net. See the Condensed Consolidated Balance Sheets and Note 2 (Summary of Significant Accounting Policies) for definitions of cash equivalents and fixed deposits. See also Note 17 for significant‑ events updates (the completed Fidelion transaction and the Board's authorization for management to explore Chemrex strategic-development opportunities) that may affect capital allocation and future liquidity planning. Management considers these resources and obligations when assessing operating requirements, strategic investments and potential transactions. The Company had no preferred stock, convertible debt or high-yield instruments outstanding as of June 30, 2026. The timing and amount of any capital deployment will depend on the Company's commitments, liquidity requirements, due diligence and applicable approvals.

The Company continues to evaluate capital-raising alternatives, which may include at-the-market offerings, private placements or strategic financing arrangements, subject to market conditions, corporate authorization, Nasdaq and SEC requirements and the Company's capital needs.

Management believes current cash and expected financing under our up to $20 million ATM Program with Maxim Group LLC are sufficient to finance operations for at least the next 12 months.

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

On November 28, 2025, the Company completed the Share Subscription and Shareholders’ Agreement with Fidelion and the other parties thereto. The Company also entered into an Intellectual Property License Agreement with Fidelion under which the Company obtained exclusive, perpetual commercialization rights for the VitaGuard™ MRD platform in ASEAN. VitaGuard is being developed as a liquid-biopsy platform for MRD monitoring.

In January 2026, the Company announced the formal commencement of the deployment phase for VitaGuard. During the quarter ended June 30, 2026, the Company’s activities remained focused on commercialization planning and implementation, including coordination with Fidelion, Tongshu Biotechnology (Hong Kong) Co., Limited (“Tongshu”) and Fidelion’s Chief Commercial Officer, as well as development of regulatory, laboratory and partner arrangements for a proposed rollout in ASEAN. The principal transaction agreements, including the IP and Technology Assignment Agreement between Tongshu and Fidelion (the “IPTA”) and the Company’s License Agreement with Fidelion, have been executed. The Company believes that it and Fidelion are entitled to rely upon the executed agreements in accordance with their terms. Because the transaction documentation and associated intellectual-property and technology packages are extensive and contain numerous representations, warranties, schedules, technical materials and delivery obligations, the parties are continuing customary post-closing review, verification, perfection, recordation, technical-delivery and implementation work. VitaGuard had not begun generating revenue for the Company as of June 30, 2026. The timing and completion of the remaining work are subject to uncertainties.

During and subsequent to the quarter, MRNA Scientific continued to modernize and rebuild the BGS platform through GeneMatrix Systems. The Company has built an enterprise version of GeneMatrix Systems and has completed internal workflow testing. MRNA Scientific is also developing a new report-presentation system intended to provide secure web and mobile access to screening reports, together with AI-assisted explanatory and companion features. The Company is targeting an initial release during the third quarter of 2026, subject to completion of security, privacy, validation, regulatory and management review.

Subsequent to the quarter, MRNA Scientific continued its cooperation with Fidelion. Following the working visit to Tongshu Gene facilities in Shanghai and Changzhou described in the Company's July 2026 press release, Dr. Muthu Meyyappan, Fidelion's Chief Commercial Officer, spent approximately three weeks in Malaysia working with MRNA Scientific and other project participants on commercialization planning, laboratory preparation, partner coordination and implementation planning for VitaGuard.

Chemrex Corporation Sdn. Bhd. continues to derive substantially all of its revenue from industrial chemical trading. The Board previously authorized management to explore potential contract development and manufacturing organization ("CDMO") opportunities and related facility, equipment and quality-system requirements. That authorization did not commit the Company to a definitive transition, and management retains discretion to proceed with, modify, partner in or discontinue the initiative based on feasibility, capital requirements, customer demand, regulatory and quality requirements and expected returns.

During the second quarter of 2026, Chemrex's core trading activity and gross margin improved sequentially, while the subsidiary continued collecting receivables outstanding at December 31, 2025. Chemrex nevertheless remained loss-making for the six-month period, and collections and recovered credit losses should not be viewed as recurring trading revenue. Management remains focused on rebuilding customer activity, maintaining collection discipline, strengthening credit controls and completing inventory verification.

Digital Assets and Treasury Management

The Company’s Ethereum-focused treasury strategy, approved by the Board in March 2025, remains a key element of our capital management approach. Ethereum holdings are intended as a long-term strategic asset and may be deployed, staked, or otherwise utilized to enhance liquidity, diversify reserves, and support capital market transactions. Management is actively monitoring regulatory developments in relevant jurisdictions, including Wyoming and Malaysia, to ensure compliance and optimize the strategy. We did not hold digital assets as of June 30, 2026 as the management is still reviewing multiple proposals and cash allocation strategies.

Strategic Positioning for Growth and Innovation

The Company continues to evaluate strategic partnerships and transactions, including potential mergers, acquisitions and joint ventures. Management's evaluation considers strategic fit, execution risk, capital requirements, potential contribution to revenue and cash flow, and expected effects on shareholders. Any transaction remains subject to available capital, due diligence, contractual and corporate approvals, applicable law and the risks described in this report.

During and subsequent to the quarter, the Company also developed an updated corporate website and presentation materials for proposed release during the third quarter of 2026, subject to final management, securities-counsel and technical review.

Nasdaq Compliance Timeline & Milestones

•	November 2023: Received an initial Nasdaq compliance notice and began related compliance measures.
•	May 2024: Received an initial 180-day compliance extension.
•	November 2024: Requested a Nasdaq hearing and received a temporary compliance extension.
•	April 2025: Implemented a 1-for-10 reverse stock split.
•	April 2025: Nasdaq notified the Company that it had regained compliance with Nasdaq Listing Rule 5550(a)(2), the minimum bid price requirement.

The Company continues to monitor compliance with applicable Nasdaq listing standards as part of its governance and capital-markets activities. Future compliance will depend on continued satisfaction of Nasdaq's quantitative and qualitative requirements.

Recent Developments.

(a) Strategic Alliance with Tongshu Biotechnology (Hong Kong) Co., Limited and Fidelion Diagnostics Pte Ltd

The July 30, 2025 nonbinding term sheet was superseded by the definitive agreements completed on November 28, 2025, as described below. As of June 30, 2026, commercial sales of VitaGuard had not commenced and the Company had not generated revenue from the platform. The current implementation status and dependencies are described under “Focus and Development of Core Biotech Business” above.

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

(c) Internal Controls Enhancement

During and subsequent to the reporting period ended June 30, 2026, as a result of recent transactions occurring at its Chemrex subsidiary, the Company focused on enhancing its internal control environment and improving governance procedures within its Chemrex subsidiary. Following the internal review of these recent transactions, management has implemented additional protocols to strengthen compliance with corporate policies and regulatory requirements, particularly concerning related-party transactions and transaction authorization at the subsidiary level.

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

Results of Operations

Exchange Rates

Translation of amounts from MYR into US$1.00 has been made at the following exchange rates for the respective period and year:

	June 30,	December 31,
	2026	2025
Period ended June 30, 2026 /Year-ended December 31, 2025 US$1: MYR exchange rate	4.078	4.061

	January 1,	January 1,
	2026 to	2025 to
	June 30,	June 30,
	2026	2025
Six-month average US$1: MYR exchange rate	3.984	4.450

Results of Operations for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 (unaudited).

The following table sets forth key selected financial data for the three months and six months ended June 30, 2026 and 2025.

Consolidated	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2026	2025	2026	2025

REVENUE (Including $nil and $16,109 of revenue from related parties for the three-month period ended June 30, 2026 and 2025, respectively, and $nil and $32,179 of revenue from related parties for the six-month period ended June 30, 2026 and 2025, respectively)	$76,156	$2,260,253	$98,998	$4,397,328

COST OF REVENUE (Including $nil and $2,307 of cost of revenue from related parties for the three-month period ended June 30, 2026 and 2025, respectively, and $nil and $2,307 of cost of revenue from related parties for the six-month period ended June 30, 2026 and 2025, respectively)	(63,174)	(1,892,231)	(86,806)	(3,685,813)

GROSS PROFIT	12,982	368,022	12,192	711,515

OTHER INCOME
Dividend income	-	8,626	-	17,560
Interest income	21,183	29,768	38,362	53,336
Fair value gain on investments in equity securities	-	23,742	-	28,256
Reversal of expected credit losses	91,383	69,759	118,126	94,912
Gain from foreign exchange	46	-	5,663	-
Others	8,393	77,566	16,540	106,817
TOTAL OTHER INCOME	121,005	209,461	178,691	300,881

OPERATING EXPENSES	-	-
Sales and marketing	(36,022)	(608,427)	(88,755)	(1,149,122)
Research and development	(13,671)	(12,557)	(28,158)	(24,696)
General and administrative (Including $nil and $1,012 of rental expenses to related party for the three-month period ended June 30, 2026 and 2025, respectively, and $nil and $2,056 of rental expenses to related party for the six-month period ended June 30, 2026 and 2025, respectively)	(298,526)	(516,790)	(626,195)	(908,666)
Fair value loss on investments in equity securities	-	(51,002)	-	(119,499)
Provision for expected credit losses	(68,164)	-	(270,661)	(40,124)
TOTAL OPERATING EXPENSES	(416,383)	(1,188,776)	(1,013,769)	(2,242,107)

LOSS FROM OPERATIONS	(282,396)	(611,293)	(822,886)	(1,229,711)

FINANCE COSTS	(4,055)	(4,879)	(7,140)	(9,788)

LOSS BEFORE TAX	(286,451)	(616,172)	(830,026)	(1,239,499)

Tax expense	-	-	-	-
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(286,451)	$(616,172)	$(830,026)	$(1,239,499)

# Weighted average shares outstanding and per share amount have been adjusted for the periods shown to reflect the 1-for-10 reverse stock split effected on April 7, 2025 and the 1-for-12 reverse stock split effected on July 20, 2023, on a retroactive basis as described in Note 15.

The following table sets forth key selected financial data for the three months ended June 30, 2026 and 2025.

Segmented

Revenue

	Three-month periods ended
	June 30, 2026			June 30, 2025
	Revenue	Contribution to total revenue	Change from prior year	Revenue	Contribution to total revenue
	$	%	%	$	%
MRNA Scientific	650	0.85%	(81.25)%	3,466	0.15%
Chemrex	75,506	99.15%	(96.65)%	2,256,787	99.85%
Total	76,156	100.00%	(96.63)%	2,260,253	100.00%

Revenues decreased by 96.63% for the current quarter ended June 30, 2026 compared to same quarter in the prior year.

MRNA Scientific’s revenue decreased by 81.25%, primarily attributed to lower sales volume and client referrals from diagnostic centers.

Revenue for Chemrex decreased by 96.65% mainly due to lower business volume as a result of the actions of former management which occurred during the course of fiscal year 2025. These actions have  negatively impacted Company and Chemrex’s operations and profitability (See Item II Other Information – Part 1 Legal Proceedings herein). Following these actions, the Company has begun transitioning towards a new business model for Chemrex. This model includes expanding into different chemical types and exploring the Contract Development and Manufacturing Organization business. The Company intends to carry out its plans for the change in Chemrex’s operating model and is hopeful that this model will yield improved results in the future.

Cost of Revenues and Gross Margin

	Three-month periods ended
	June 30,
	2026	Contribution to total cost of revenue	Change from prior year	2025	Contribution to total cost of revenue
Cost of Revenue	$	%	%	$	%
MRNA Scientific	583	0.92%	(78.61)%	2,725	0.14%
Chemrex	62,591	99.08%	(96.69)%	1,889,506	99.86%
Total	63,174	100.00%	(96.66)%	1,892,231	100.00%

Gross Margin
MRNA Scientific	10.31%			21.38%
Chemrex	17.10%			16.27%
Total	17.05%			16.28%

Cost of revenue decreased by 96.66% for the current quarter ended June 30, 2026 compared to same quarter in the prior year primarily due to significantly lower revenues at Chemrex, as described above.

The gross margin percentage for MRNA Scientific is lower during the quarter ended June 30, 2026 compared to same quarter in the previous year mainly due to a different mix of services with lower gross margins.

The gross margin percentage for Chemrex is 17.10% during the quarter ended June 30, 2026 compared to same quarter in the previous year of 16.27% mainly due to different mix of products with higher gross margins.

Other Income

		Three-month periods ended
		June 30,
Other Income	2026	Contribution to total other income	Change from prior year same quarter	2025	Contribution to total other income
	$	%	%	$	%
MRNA Scientific	13,548	11.20%	(52.58)%	28,569	13.64%
Chemrex	107,411	88.77%	(40.62)%	180,892	86.36%
BGLC	46	0.04%	100.00%	-	0.00%
Total	121,005	100.00%	(42.23)%	209,461	100.00%

Other income decreased by 42.23% for the current quarter ended June 30, 2026 compared to the same quarter in the prior year.

MRNA Scientific recorded lower other income during the quarter ended June 30, 2026 compared to same quarter in the previous year. Fixed Deposit interest received was lower mainly due to reduction in fixed deposit placement and lower interest rate.

Chemrex recorded lower other income during the quarter ended June 30, 2026 compared to same quarter in the previous year. Dividends and fair value gain on investment in equity securities were reduced due to reductions in shares owned plus reduction in unrealised and realised foreign exchange, partly offset by higher reversal of expected credit losses due to effort put into our collection.

BGLC recorded other income of $46 during the current quarter primarily due to gain on realized foreign exchange.

Sales and Marketing

	Three-month periods ended
	June 30,
Sales and Marketing	2026	Contribution to total sales and marketing	Change from prior year same quarter	2025	Contribution to total sales and marketing
	$	%	%	$	%
MRNA Scientific	31,140	86.45%	9.56%	28,424	4.67%
Chemrex	279	0.77%	(99.95)%	559,541	91.97%
BGLC	4,603	12.78%	(77.50)%	20,462	3.36%
Total	36,022	100.00%	(94.08)%	608,427	100.00%

Sales and marketing expenses decreased by 94.08% for the current quarter ended June 30, 2026 compared to same quarter in the prior year mainly due to a significant reduction of such expenses at Chemrex, described below.

Sales and marketing expenses for MRNA Scientific for the quarter ended June 30, 2026 increased by 9.56% mainly due to higher staff expenses compared to same quarter in previous year.

Sales and marketing expenses for Chemrex decreased by 99.95% primarily due to lower associated staff remuneration as a result of the change in management and reduction in variable selling expenses.

Sales and marketing expenses for the parent, BGLC decreased by 77.50% for the quarter ended June 30, 2026 compared to same quarter in prior year due to lower travelling expenses incurred during the current period.

Research and Development

	Three-month periods ended
	June 30, 2026			June 30, 2025
	Research and development	Contribution to total research and development	Change from prior year same quarter	Research and development	Contribution to total research and development
	$	%	%	$	%
MRNA Scientific	13,671	100.00%	8.87%	12,557	100.00%
Total	13,671	100.00%	8.87%	12,557	100.00%

Research and development costs for the quarter ended June 30, 2026 were solely related to MRNA Scientific’s continued development of its blood-based genomic screening (BGS) test. Research and development costs increased slightly during the current quarter to $13,671 from $12,557 for the same quarter last year.

General and Administrative

	Three-month periods ended
	June 30,
	2026	Contribution to total general and administrative	Change from prior year same quarter	2025	Contribution to total general and administrative
	$	%	%	$	%
MRNA Scientific	64,232	21.52%	(56.94)%	149,164	28.86%
Chemrex	51,237	17.16%	(68.29)%	161,591	31.27%
BGLC	183,057	61.32%	(11.15)%	206,035	39.87%
Total	298,526	100.00%	(42.23)%	516,790	100.00%

General and administrative expenses for MRNA Scientific decreased by 56.94% during the current quarter compared to the same quarter last year due to lower office expenses and reversal of unrealized losses.

General and administrative expenses for Chemrex decreased by 68.29% during the current quarter compared to the same quarter last year primarily due to lower staff salaries and other office expenses.

General and administrative expenses for the parent, BGLC decreased by 11.15% during the current quarter compared to the same quarter last year due to lower professional fees incurred.

Provision for Expected Credit Losses

The increase for the current quarter was primarily due to a higher provision recognized for trade receivables for Chemrex, reflecting exposure based on our assessments of customer payment behavior during the current quarter.

Loss Before Taxes

Loss before taxes has reduced by 53.51% for the current quarter ended June 30, 2026 compared to the same quarter in prior year for the reasons described above.

Income Tax Expense

For current quarter ended June 30, 2026, we did not have income tax expenses due to our losses incurred.

The following table sets forth key selected financial data for the six months ended June 30, 2026 and 2025.

Segmented

Revenue

	Six-month periods ended
	June 30, 2026			June 30, 2025
	Revenue	Contribution to total revenue	Change from prior year	Revenue	Contribution to total revenue
	$	%	%	$	%
MRNA Scientific	1,961	1.98%	(69.99)%	6,534	0.15%
Chemrex	97,037	98.02%	(97.79)%	4,390,794	99.85%
Total	98,998	100.00%	(97.75)%	4,397,328	100.00%

Revenues decreased by 97.75% for the six months ended June 30, 2026 compared to same period in the prior year mainly attributed to Chemrex operations.

MRNA Scientific’s revenue decreased by 69.99%, primarily attributed to lower sales volume and client referrals from diagnostic centers

Revenue for Chemrex, as discussed above, decreased by 97.79% mainly due to lower business volume as a result of the actions of former management which occurred during the course of fiscal year 2025. This has negatively impacted Chemrex’s operations and profitability (See Item II Other Information – Part 1 Legal Proceedings herein). Following these actions, the Company has begun transitioning towards a new business model for Chemrex. This model includes expanding into different chemical types and exploring the Contract Development and Manufacturing Organization business. The Company intends to carry out its plans for the change in Chemrex’s operating model and is hopeful that this model will yield improved results in the future.

Cost of Revenues and Gross Margin

		Six-month periods ended
		June 30,
	2026	Contribution to total cost of revenue	Change from prior year	2025	Contribution to total cost of revenue
Cost of Revenue	$	%	%	$	%
MRNA Scientific	1,250	1.44%	(69.74)%	4,131	0.11%
Chemrex	85,556	98.56%	(97.68)%	3,681,682	99.89%
Total	86,806	100.00%	(97.64)%	3,685,813	100.00%

Gross Margin
MRNA Scientific	36.26%			36.78%
Chemrex	11.83%			16.15%
Total	12.32%			16.18%

Cost of revenue decreased by 97.64% for the six month ended June 30, 2026 compared to same period in the prior year primarily due to significantly lower revenues at Chemrex, as described above.

The gross margin percentage for MRNA Scientific reduced slightly during the six month ended June 30, 2026 compared to same period in the previous year mainly due to a different mix of services with lower gross margins.

The gross margin percentage for Chemrex was 11.83% during the six month ended June 30, 2026 compared to same period in the previous year of 16.15% mainly due to lower gross margin registered in the 1st quarter. However, the Company has increased its gross margin to 17.10% in the 2nd quarter as mentioned above.

Other Income

		Six-month periods ended
		June 30,
Other Income	2026	Contribution to total other income	Change from prior year same quarter	2025	Contribution to total other income
	$	%	%	$	%
MRNA Scientific	31,607	17.69%	(39.75)%	52,464	17.44%
Chemrex	147,038	82.29%	(40.81)%	248,417	82.56%
BGLC	46	0.03%	100.00%	-	0.00%
Total	178,691	100.00%	(40.61)%	300,881	100.00%

Other income decreased by 40.61% for the current period ended June 30, 2026 compared to the same quarter in the prior year.

Other income for MRNA Scientific reduced by 39.75% during the period ended June 30, 2026 compared to same period in the previous year. Fixed deposit interest received was reduced mainly due to reductions in fixed deposit placement and lower interest rate.

Chemrex recorded lower other income during the period ended June 30, 2026 compared to same period in the previous year. Dividends and fair value gain on investment in equity securities were reduced due to reductions in shares owned plus reduction in unrealised and realised foreign exchange, partly offset by higher reversal of expected credit losses due to effort put into our collection.

BGLC recorded other income of $46 primarily due to gain on realized foreign exchange.

Sales and Marketing

		Six-month periods ended
		June 30,
Sales and Marketing	2026	Contribution to total sales and marketing	Change from prior year same quarter	2025	Contribution to total sales and marketing
	$	%	%	$	%
MRNA Scientific	66,285	74.68%	18.23%	56,064	4.88%
Chemrex	1,140	1.28%	(99.89)%	1,068,531	92.99%
BGLC	21,330	24.03%	(13.03)%	24,527	2.13%
Total	88,755	100.00%	(92.28)%	1,149,122	100.00%

Sales and Marketing costs decreased by 92.28% for the six-month periods ended June 30, 2026 compared to the same periods in the prior year mainly due to a significant reduction of such expenses at Chemrex, described below.

Sales and marketing expenses for MRNA Scientific for the six-month periods ended June 30, 2026 increased by 18.23% mainly due to higher staff expenses compared to same periods in previous year.

Sales and marketing expenses for Chemrex have reduced by 99.89% primarily due to lower associated staff remuneration as a result of the change in management and reduced variable selling expenses.

Sales and marketing expenses for BGLC have reduced for the six-month periods ended June 30, 2026 mainly due to lower travelling expenses incurred during the current period

Research and Development

	Six-month periods ended
	June 30, 2026			June 30, 2025
	Research and development	Contribution to total research and development	Change from prior year same quarter	Research and development	Contribution to total research and development
	$	%	%	$	%
MRNA Scientific	28,158	100.00%	14.02%	24,696	100.00%
Total	28,158	100.00%	14.02%	24,696	100.00%

Research and development costs for the six-month period ended June 30, 2026 were solely related to MRNA Scientific’s continued development of its blood-based genomic screening (BGS) test.  Research and development costs increased slightly during the current six-month period to $28,158 from $24,696 for the same period last year.

General and Administrative

		Six-month periods ended
		June 30,
	2026	Contribution to total general and administrative	Change from prior year same quarter	2025	Contribution to total general and administrative
	$	%	%	$	%
MRNA Scientific	119,682	19.11%	(41.67)%	205,170	22.58%
Chemrex	107,244	17.13%	(62.60)%	286,724	31.55%
BGLC	399,269	63.76%	(4.20)%	416,772	45.87%
Total	626,195	100.00%	(31.09)%	908,666	100.00%

General and Administrative expenses decreased by 31.09% for the six-month periods ended June 30, 2026 compared to same period in the prior year.

General and administrative expenses for MRNA Scientific have reduced by 41.67% due to lower office expenses being incurred.

General and administrative expenses for Chemrex have reduced by 62.60% primarily due to lower staff salaries and other office expenses.

General and administrative expenses for BGLC have reduced by 4.20% due to lower professional and office administrative expenses.

Provision for Expected Credit Losses

The increase was primarily due to a higher provision recognized for trade receivables for Chemrex, reflecting exposure based on our assessments of customer payment behavior during the current quarter.

Loss Before Taxes

Loss before taxes has reduced by 33.04% for the six-month periods ended June 30, 2026 compared to the same period in prior year for the reasons described above.

	Six-month periods ended
	June 30,
	2026	Change from prior year same quarter	2025
	$	%	$
MRNA Scientific	(187,166)	(21.26)%	(237,700)
Chemrex	(221,443)	(60.49)%	(560,450)
BGLC	(421,417)	(4.52)%	(441,349)
Total	(830,026)	(33.04)%	(1,239,499)

Income Tax Expense

For current quarter ended June 30, 2026, we did not have income tax expenses due to our losses incurred.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2026, we had working capital of $4,130,471 compared with working capital of $4,927,781 as of December 31, 2025. The decrease in working capital was due principally to operational losses, undertaking strategic investments, and expansion of operations in line with the Company’s overall strategic plans.

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

The following is a summary of the Company’s cash flows (used in)/ generated from operating, investing, and financing activities for the six-month period ended June 30, 2026 and 2025

	Six-month periods ended
	June 30,
	2026	2025

Net cash used in operating activities	$(570,162)	$(1,561,979)
Net cash generated from/(used in) investing activities	402,152	(44,178)
Net cash generated from/(used in) financing activities	73,316	(1,890)
Foreign currency translation adjustment	256	258,270
Net change in cash and cash equivalent	$(94,438)	$(1,349,777)

Operating Activities

During the six-month period ended June 30, 2026, the company recorded net cash used in operating activities $570,162 compared to $1,561,979 for the same period in prior year. The lower cash outflow was primarily due to the lower losses registered during the period and increase in other payables.

Investing Activities

Cash generated from investing activities was $402,152 for the six-month periods ended June 30, 2026 compared to net cash used in investing activities of $44,178 for the same periods in prior year.

The higher cashflow generated in the six-month periods ended June 30, 2026 was mainly due to proceeds from the maturity of fixed deposit partially offset by change in fixed deposit placed with original maturity of more than three months and payment of lease deposit.

In same period of the previous year, the net cash used was mainly on purchase of plant and equipment and change in fixed deposits placed with original maturity of more than three months.

Financing Activities

Cash generated from financing activities was $73,316 in the six-month period ended June 30, 2026 compared to cash used in financing activities of $1,890 in previous year same quarter.

The increase in cash generated is primarily attributable to advances from directors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report for the reasons reported below.

Internal Control over Financial Reporting

The Company is not required to provide an attestation report from its registered public accounting firm under Section 404(b) of the Sarbanes-Oxley Act of 2002 because it is a non-accelerated filer.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). As of June 30, 2026, management concluded that the Company did not maintain effective internal control over financial reporting because of the material weakness described below. Management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2026, the Company continued implementing remediation measures in response to the material weakness described above, including changes to the approval and oversight processes at the subsidiary level. Other than those remediation activities, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company expects to continue implementing and testing remediation measures during fiscal 2026.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

Except as described below, the Company is not a party to any material pending legal proceeding, and no such proceeding is known by the Company to be threatened or contemplated.

As previously disclosed, on May 13, 2026, the Company issued Letters of Demand to the five former officers and directors of Chemrex demanding that the former officers and directors repay to Chemrex the collective sum of approximately $2,944,000 within 14 days. Based on its ongoing investigation, the Company alleges that the former officers and directors caused these amounts to be paid from Chemrex’s corporate accounts during the period from July 2024 through August 2025. The Company alleges that the transactions were unauthorized under Malaysian law; these allegations have not been adjudicated by a court or tribunal. The Company continues to investigate the activities of these parties and their effect on Chemrex. The Company intends to pursue available claims and remedies, as appropriate. As of the date of this report, no court or tribunal proceeding has been commenced in connection with the Letters of Demand.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The risk factors described in our Form 10-K for the fiscal year ended December 31, 2025, together with the additional risk factor below, should be carefully considered because they could materially affect our business, financial condition and results of operations.

Our commercialization of VitaGuard depends on completion of customary post-closing verification, perfection and implementation work, as well as regulatory and operational readiness, and we may not generate revenue from the platform.

The principal transaction agreements relating to VitaGuard, including the IPTA between Tongshu and Fidelion and the Company’s License Agreement with Fidelion, have been executed. The Company believes that it and Fidelion are entitled to rely upon the executed agreements in accordance with their terms. The transaction documentation and associated intellectual-property and technology packages are extensive and contain numerous representations, warranties, schedules, technical materials and delivery obligations. The parties are continuing customary post-closing work to review and verify these materials, complete confirmatory assignments and applicable recordations, confirm chain-of-title documentation, and complete delivery and validation of technical documentation, standard operating procedures, software, source code, validation data, manufacturing and quality-control materials and regulatory documentation.

Although the Company believes the executed agreements provide a sufficient contractual basis to proceed with commercialization activities, uncertainties remain regarding the timing and completion of this verification, perfection and implementation work. Errors or omissions in transaction schedules, inaccuracies or breaches of representations and warranties, deficiencies in supporting documentation, delays in recordation or delivery, or disagreements regarding contractual obligations could delay regulatory preparation, validation, laboratory readiness or commercial launch; require additional expenditure or remedial documentation; result in disputes or claims; or delay, reduce or prevent revenue from VitaGuard. As of June 30, 2026, the parties were progressing these workstreams, and VitaGuard had not begun generating revenue for the Company. We cannot assure that all remaining work will be completed on the anticipated timetable or that VitaGuard will achieve regulatory acceptance, commercial adoption or profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

Correction of Prior Disclosure.

The Company is correcting two statements in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The Annual Report described Su-Leng Tan Lee as the Chief Executive Officer of Fidelion Diagnostics Pte. Ltd. Tan Lee serves as Chief Executive Officer-designate of Fidelion and, as of the date of this filing, has not been appointed Chief Executive Officer of Fidelion. The Annual Report also stated that the Company’s prior employment agreement with Tan Lee had been extended through July 2026. The prior arrangement instead continued through August 31, 2026.

Unregistered Issuance of Equity Securities

On August 13, 2026, BioNexus Gene Lab Corp. (the “Company”) issued an aggregate of 516,128 shares of its common stock, no par value per share, under the Company’s shareholder-approved 2025 Equity Incentive Plan. Each award was a fully vested Other Stock-Based Award under Section 5 of the plan, issued on a bonus basis as compensation for completed services and for no cash consideration. The Board valued the awards using $1.55 per share, the Nasdaq closing price on August 12, 2026. The aggregate Board-approved value of the shares issued was $799,998.40.

The shares were issued as follows: 338,709 shares to Su-Leng Tan Lee; 96,774 shares to Set Fui Chong; 32,258 shares to Muhammad Azrul bin Abdul Hamid; 32,258 shares to Chee Keong Yap; and 16,129 shares to Jook Yuen Low.

No underwriter, placement agent or broker participated in the issuances, and the Company paid no underwriting discount, placement fee or commission. The non-cash consideration received by the Company consisted of the recipients’ completed services. The issuance increased the Company’s issued and outstanding common stock from 2,417,314 shares to 2,933,442 shares and left 77,504 shares available under the plan.

The Company relied on Rule 903 of Regulation S under the Securities Act of 1933, as amended. Each recipient represented that the recipient was not a U.S. person, was outside the United States in connection with the offshore issuance and was acquiring the shares for the recipient’s own account as compensation for completed services and not for the account or benefit of a U.S. person. No directed selling efforts were made in the United States. The shares were issued as restricted securities subject to applicable Regulation S distribution-compliance requirements, restrictive legends and transfer controls. The shares are common stock and have no conversion or exercise terms.

Compensatory Arrangements of Certain Officers

The August 13, 2026 issuances included a fully vested award of 338,709 shares to Su-Leng Tan Lee, the Company’s Chief Executive Officer and President, valued by the Board at $524,998.95, and a fully vested award of 96,774 shares to Set Fui Chong, the Company’s Chief Financial Officer and Principal Financial Officer, valued by the Board at $149,999.70. Both awards were issued for completed services and no cash consideration. The awards are subject to the 2025 Equity Incentive Plan, the applicable award agreements, the Company’s compensation-recovery policy and applicable securities-law transfer restrictions.

Chief Executive Officer and President Renewal

On August 13, 2026, the Board reappointed Su-Leng Tan Lee as the Company’s Chief Executive Officer and President for a fixed term commencing September 1, 2026 and ending August 31, 2029, subject to earlier termination under a new employment agreement made on August 13, 2026 and effective September 1, 2026 (the “Employment Agreement”). The Employment Agreement supersedes the Executive’s prior appointment and compensation arrangements from its effective date, while preserving accrued but unpaid remuneration and specified cumulative indemnification rights.

The Employment Agreement provides for gross base salary of $35,000 per month, payable under the Company’s normal payroll practices and subject to applicable deductions and withholding. The Compensation Committee will establish or confirm annual objectives, review performance at least annually and determine whether to award a discretionary annual cash bonus. No minimum or target bonus is guaranteed. The Employment Agreement does not promise an equity award and provides no additional contractual medical, life, retirement, housing, transport or tax-equalization benefits, except benefits required by applicable law or separately approved in writing. The Executive is entitled to 20 business days of paid annual leave for each complete contract year, subject to the agreement’s carry-forward provisions.

Either party may terminate the employment relationship without cause on six months’ written notice. The Company may place the Executive on garden leave during the notice period or make payment in lieu of all or part of the unserved notice period, consisting of base salary for that period and any amount required by applicable law. The Company may terminate immediately for defined Cause following a good-faith Board determination. Except for mandatory entitlements or a separately approved amount, no severance is payable on expiry, death or termination following incapacity. The Employment Agreement also contains provisions concerning conflicts and recusal, confidentiality, intellectual property, Company property, limited post-employment non-solicitation and non-interference, indemnification, advancement of expenses, directors’ and officers’ insurance, clawback, tax deductions and Wyoming governing law. The foregoing summary is qualified in its entirety by the Employment Agreement filed as Exhibit 10.1 to this Quarterly Report.

Lead Independent Director and Director Compensation

On August 13, 2026, the Board designated Chee Keong Yap as Lead Independent Director and reaffirmed the existing director-compensation arrangements. The monthly base director fee remains unchanged at $1,000 for each of Su-Leng Tan Lee, Muhammad Azrul bin Abdul Hamid, Chee Keong Yap and Jook Yuen Low.

Chee Keong Yap’s total monthly director compensation is $2,500, reflecting a $700 increase from the prior monthly amount of $1,800, or $8,400 on an annualized basis. Muhammad Azrul bin Abdul Hamid’s total monthly director compensation remains unchanged at $2,300, including the existing $1,300 monthly responsibility allowance.

Item 6. Exhibits.

Exhibit	Description

10.1	Chief Executive Officer and President Employment Agreement between BioNexus Gene Lab Corp. and Su-Leng Tan Lee, made August 13, 2026 and effective September 1, 2026.*

10.2	Form of Other Stock-Based Award Agreement and Regulation S Certification, together with the award schedule identifying the five recipients, capacities, share amounts and Board values.*

10.3

BioNexus Gene Lab Corp. 2025 Equity Incentive Plan, incorporated by reference to Annex A to the definitive proxy statement filed December 3, 2025 (File No. 001-41750; Accession No. 0001477932-25-008757).**

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

August 14, 2026

